Form 10QSB
period 2007-03-31
Kabe Exploration Inc.
filed 2007-05-11
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-141690

KABE EXPLORATION INC.
(Name of small business issuer in its charter)

                                 NEVADA                                                                  39-2052145
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

3030 East 6th Ave  Vancouver, BC                                    V5M 1S3
(Address of principal executive offices)                                     (Zip Code)

604-266-1675
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]  No  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]  No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.3,387,500 shares of common stock as of May 11, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kabe Exploration Inc. (the “Company”) for the three month period ended March 31, 2007 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006;

  Consolidated Statements of Operations for three months ended March 31, 2007 and for the period of Inception from January 1, 2006, through March 31, 2007;

  Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and for the period of Inception from January 1, 2006, through March 31, 2007;

  Condensed Notes to Financial Statements.

KABE EXPLORATION, INC.
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2007	2006

	Unaudited

ASSETS
Current Assets
Cash	$ 31,638	$ 45,024

Total Current Assets	31,638	45,024

Non Current Assets
Mining Leases	5,000	5,000

Total Non Current Assets	5,000	5,000

Total Assets	$ 36,638	$ 50,024
	=============	=============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares
issued and outstanding 3,387,500 shares	$ 3,388	$ 3,388
Additional Paid-In Capital	46,862	46,862
Deficit accumulated during the development stage	(13,612)	(226)

Total Shareholders' Equity	$ 36,638	$ 50,024

Total Liabilities and Shareholders' Equity	$ 36,638	$ 50,024
	=============	=============

See accompanying condensed notes to interim financial statements.

KABE EXPLORATION, INC.
(A Development Stage Company)
Statement of Operations
Unaudited

		For the Period
		of Inception
	For the	from January 1,
	Three Months Ended	2006, through
	March 31, 2007	March 31, 2007

Revenue	$ -	$ -

Cost of Sales	-	-

Operating Income

General and Administrative Expenses:
Mineral Leases	6,713	6,713
Professional Fees	6,500	6,500
Other Administrative Expenses	173	399
Total General and Administrative
Expenses	13,386	13,612

Net Loss	$ (13,386)	$ (13,612)
	===============	===============

Loss Per Common Share:
Basic and Diluted	$ (0.004)
	===============

Weighted Average Shares Outstanding,
Basic and Diluted:	3,387,500
	===============

See accompanying condensed notes to interim financial statements.

KABE EXPLORATION, INC.
(A Development Stage Company)
Statement of Cash Flows
Unaudited

		For the Period
		of Inception
	For the	from January 1,
	Three Months Ended	2006, through
	March 31, 2007	March 31, 2007

	Unaudited

Cash flows from operating activities:	$ (13,386)	$ (13,612)

Net loss
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and
accrued liabilities

Net cash (used by) operating
activities	(13,386)	(13,612)

Cash flows from investing activities
Purchase of mining leases		(5,000)

Net cash (used by) investing
activities		(5,000)

Cash flows from financing activities:
Common stock issued for cash		50,250
Due to related parties

Net cash (used) provided by
financiang activities	-	50,250

Net increase (decrease) in cash	(13,386)	31,638

Cash, beginning of the period	45,024	-

Cash, end of the period	$ 31,638	$ 31,638
	===============	===============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -
	===============	===============
Taxes paid	$ -	$ -
	===============	===============

See accompanying condensed notes to interim financial statements.

Kabe Exploration Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

1.       Organization

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was formed for mineral exploration in the United States.  The Company entered into a Mineral Lease Agreement March 1, 2006 for a mining claim in Storey County, Nevada.

2.       Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the

Kabe Exploration Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to exploit or lease its mining claim described in the initial paragraph, or engage a working interest partner, in order to   eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $13,612. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Kabe Exploration Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of March 31, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2007:

Numerator:

Basic and diluted net loss per share:

Net Loss                                                          $ (13,386)

Denominator

Basic and diluted weighted average
   number of shares outstanding                         3,387,500

Basic and Diluted Net Loss Per Share              $    (0.004)

3.       Capital Structure

During the period from inception through March 31, 2007, the Company entered into the following equity transactions:

January 16, 2006:        Sold 1,500,000 shares of common stock at $.01 per share
                                    for $15,000.

Kabe Exploration Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

August 23, 2006:         Sold 250,000 shares of common stock at $.01 per share for
                                   $5,000.

September 1, 2006:     Sold 575,000 shares of common stock at $0.02 per share,
                                    realizing $11,500

October 31, 2006:       Sold 800,000 shares of common stock at $0.02 per share,
                                    realizing 16,000

November 30, 2006:    Sold 262,500 shares of common stock at $0.02 per share,
                                    realizing $5,250

As of March 31, 2006, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,875,500 shares were issued and outstanding.

4.       Commitments

On March 1, 2006 the Company entered into a lease agreement with the owner of a mining claim situated in Storey County, Nevada in terrain noted for gold and silver mining.  The agreement requires a royalty of 3 ½ % of net smelter returns, as defined in the agreement, paid quarterly, and lease payments according to the following schedule:

On or before the anniversary of the execution of the lease:

                                Due
1st year             March 1, 2007                  $   5,000
2nd year            March 1, 2008                  $ 25,000
3rd year             March 1, 2008                  $ 25,000
4th year             March 1, 2008                  $ 25,000
5th                    March 1, 2008                  $ 75,000
Thereafter         March 1, annually              $100,000  (inflation adjusted)

The agreement is for a period of twenty years (”initial term”) and renews for an additional twenty-year term.  The royalty is 3 ½ %.  A $5 million buydown of the royalty to 2 ½ % is available in the 60 day period after the completion of a bankable feasibility study or ore production.  The buydown would leave a perpetual 1% royalty. The agreement requires the Company to pay Federal, State and County maintenance payments, tax payments and filing fees, and to provide various quarterly and annual reports.

Kabe Exploration Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

5.       Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2.       Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We entered into a lease agreement with George J. Eliopulos effective March 31, 2006, granting Kabe Exploration Inc. the exclusive right to explore, develop, and mine the property for gold, silver, copper and other valuable minerals.  The property consisted of one unpatented mining claim located in section 12, Township 16 North, Range 20 East, Mt. Diablo Baseline & Meridian, Storey County, Nevada, USA, owned by George J. Eliopulos. In September 2006 Mr. Eliopulos added five additional claims to Kabe’s property and mineral lease. The property now consists of six mining claims and is hereon referred to as the Checkup Property. We selected this property based upon a recommendation from Richard R. Kern, consulting Geologist. And in Mr. Kern’s technical report, dated February 28, 2006, he recommended that we further explore this property. Further exploration of these mineral claims is required before a final determination as to their viability can be made.  Although exploratory work on the claims conducted prior to our obtaining a lease on the property has indicated some potential showings of mineralization, we are uncertain as to the potential existence of a commercially viable mineral deposit existing on the Checkup Property.

PLAN OF OPERATIONS

Our plan of operations is to proceed with the exploration of the Checkup Property to determine whether there are commercially exploitable reserves of gold, silver or other metals. In September of 2006 George J. Eliopulos staked five additional claims surrounding Checkup #1 to the Checkup Property and mineral lease. At this time we feel this current land position is sufficient and plan to proceed with the exploration of the Checkup program, with emphasis on the Checkup #1 mineral claim.

We have began by acquiring and compiling historical published data on the property, and conducting large scale geologic mapping and sampling covering the Checkup Property. The field work was completed on May 7, 2007 and arrangements are being made for computer drafting and samples will be analyzed for gold and silver. We expect to have results at the end of May 2007. The estimated cost of this process is $4,500. We have sufficient cash reserves to proceed with this item.

If results from this action are favorable we will follow-up with additional close-spaced sampling as well as tighter geologic mapping. We expect to conduct this activity in June and/or July 2007. The estimated cost of this activity is $6,000. We have sufficient cash reserves to proceed with this item.

If results are favorable from the proceeding activities we will proceed to the notice preparation and bonding for drill testing. We expect to conduct this activity in late summer of 2007. The estimated cost of this activity is $10,000. We have sufficient cash reserves to proceed with this item.

Following the notice preparation and bonding for drill testing we require the construction of a drill road. The estimated cost for the drill road construction will be approximately $5,000. We have sufficient cash reserves to proceed with this item.

If all of the proceeding activities are successful ad results are favorable we will proceed with drilling of the property. Reverse Circulation (RC) drilling of 10 holes (angled), 10,000’ total at a cost of $16 per foot which includes assaying, drill, and geologist’s wages will result in an expected cost of approximately $160,000. We also estimate the cost of compiling the drill results at $10,000. The company does not have sufficient cash reserves to proceed with this item. If results are favorable leading up to the drilling of the property, the company will need to raise additional funds required to meet this and other capital needs.  Should the results leading up to the drilling of the property prove not to be sufficiently positive to proceed with a further exploration on the property, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of a consulting Geologist, offer attractive mineral exploration opportunities.  However, we may not have sufficient financing to seek out and acquire other properties, and if we did have sufficient financing, it is possible that we would be unsuccessful in seeking out an acquiring alternative exploration properties.

During the exploration stage of the Checkup Property, our President will be devoting approximately 5 to 10 hours per week of his time to our business.  Our Director Rory Moss will be devoting approximately 2 to 3 hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more time of our directors such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetables to devote more time to our business.  However, they may not be able to devote sufficient time to the management of our business, as and when needed.

Upon the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness by most banks or typical investors or corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

In the event that Kabe completes this exploration program and is successful in identifying a potential mineral deposit, we would have to spend substantial funds on additional drilling of the property and engineering studies before we would be able to determine if it’s a commercially viable mineral deposit.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.       Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Antony Claydon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.       Legal Proceedings

We are not party to any legal proceedings.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2007.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending March 31, 2007.

Item 5.       Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.       Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended March 31, 2007 and has not filed any Current Reports on Form 8-K since March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                 Title                                                      Date

                                                 President, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer, Chief Accounting
                                                 Officer and Chairman of
/ s / Antony Claydon                  the Board of Directors                         May 11, 2007
Antony Claydon

/ s / Rory Moss                        Director                                                May 11, 2007
Rory Moss