Form 10QSB
period 2007-09-30
Kabe Exploration Inc.
filed 2007-11-09
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

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

3030 East 6th Ave., Vancouver, BC                                      V5M 1S3
(Address of principal executive offices)                                     (Zip Code)

604-266-1675
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  3,387,500 shares of common stock as of November 8, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

PART I

ITEM 1.     Financial Statements

The following consolidated interim unaudited financial statements of Kabe Exploration Inc. (the “Company”) for the three month period ended September 30, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006;

(b)	Consolidated Statements of Operations for three months ended September 30, 2007, the nine months ended September 30, 2007 and for the period of Inception from January 1, 2006, through September 30, 2007;

(c)	Consolidated Statements of Cash Flows for the three months ended September 30, 2007, the nine months ended September 30, 2007 and for the period of Inception from January 1, 2006, through September 30, 2007;

(d)	Condensed Notes to Financial Statements.

KABE EXPLORATION, INC.
(A Development Stage Company)
Balance Sheet

	September 30,	December 31,
	2007	2006

	Unaudited

ASSETS
Current Assets
Cash	$ 9,874	$ 45,024

Total Current Assets	9,874	45,024

Non Current Assets
Mining Leases	5,000	5,000

Total Non Current Assets	5,000	5,000

Total Assets	$ 14,874	$ 50,024
	===========	===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 500	$ -

Total Liabilities	$ 500	$ -

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000
shares; issued and outstanding 3,387,500 shares	$ 3,388	$ 3,388
Additional Paid-In Capital	46,862	46,862
Deficit accumulated during the development stage	(35,876)	(226)

Total Shareholders' Equity	$ 14,374	$ 50,024

Total Liabilities and Shareholders' Equity	$ 14,874	$ 50,024
	===========	===========

See accompanying condensed notes to interim financial statements.

KABE EXPLORATION, INC.
(A Development Stage Company)
Statement of Operations
Unaudited

			For the Period
			of Inception
	For the	For the	from January 1,
	Three Months Ended	Nine Months Ended	2006, through
	September 30, 2007	September 30, 2007	September 30, 2007

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Income

General and Administrative Expenses:
Mineral Leases		6,713	6,713
Professional Fees	5,336	28,664	28,664
Other Administrative Expenses	78	273	499
	Total General and Administrative
Expenses	5,414	35,650	35,876

Net Loss	$ (5,414)	$ (35,650)	$ (35,876)

Loss Per Common Share:
Basic and Diluted	$ (0.002)	$ (0.011)
	================	================

Weighted Average Shares Outstanding,
Basic and Diluted:	3,387,500	$ 3,387,500
	================	================

See accompanying condensed notes to interim financial statements.

KABE EXPLORATION, INC.
(A Development Stage Company)
Statement of Cash Flows
Unaudited

			For the Period
			of Inception
	For the	For the	from January 1,
	Three Months Ended	Nine Months Ended	2006, through
	September 30, 2007	September 30, 2007	September 30, 2007

Cash flows from operating activities:
Net loss	$ (5,414)	$ (35,650)	$ (35,876)

Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and
accrued liabilities	500	500	500

Net cash (used by) operating
activities	(4,914)	(35,150)	(35,376)

Cash flows from investing activities
Purchase of mining leases	-	-	(5,000)

Net cash (used by) investing
activities	-	-	(5,000)

Cash flows from financing activities:
Common stock issued for cash	-	-	50,250
Due to related parties

Net cash (used) provided by
financiang activities	-	-	50,250

Net increase (decrease) in cash	(4,914)	(35,150)	9,874

Cash, beginning of the period	14,788	45,024	-

Cash, end of the period	$ 9,874	$ 9,874	$ 9,874
	===============	===============	===============

Supplemental cash flow disclosure:
Interest paid	$ -		$ -
	===============		===============
Taxes paid	$ -		$ -
	===============		===============

See accompanying condensed notes to interim financial statements.

Kabe Exploration, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
September 30, 2007

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $35,876. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months and  nine months ended September 30,  2007:

                                                                         Three Months            Nine  Months
Numerator:

Basic and diluted net loss per share:

Net Loss                                                              $ (5,414)                  $ (35,876)

Denominator

Basic and diluted weighted average
   number of shares outstanding                           3,387,500                  3,387,500

Basic and Diluted Net Loss Per Share               $    (0.002)                  $   (0.011)

3.       Capital Structure

During the period from inception through September 30, 2007, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500.

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000.

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250.

As of September 30, 2007, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,875,500 shares were issued and outstanding.

4.       Commitments

On March 1, 2006 the Company entered into a lease agreement with the owner of a mining claim situated in Storey County, Nevada in terrain noted for gold and silver mining.  The agreement requires a royalty of 3 ½ % of net smelter returns, as defined in the agreement, paid quarterly, and lease payments according to the following schedule:

On or before the anniversary of the execution of the lease:

                                 Due
1st year             March 1, 2007                  $   5,000
2nd year            March 1, 2008                  $ 25,000
3rd year             March 1, 2008                 $ 25,000
4th year             March 1, 2008                 $ 25,000
5th year             March 1, 2008                 $ 75,000
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

We are following-up with additional close-spaced sampling as well as tighter geologic mapping. We expect to receive a report on this progress in early December 2007. The estimated cost of this activity is $6,000. We have sufficient cash reserves to proceed with this item.

If results are favorable from the proceeding activities we will proceed to the notice preparation and bonding for drill testing. We expect to conduct this activity in the early Spring of 2008. The estimated cost of this activity is $10,000.

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

ITEM 3.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Antony Claydon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2007.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending September 30, 2007.

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

(b)   Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2007 and has not filed any Current Reports on Form 8-K since September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                 Title                                                 Date

                                                 President, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer, Chief Accounting
                                                 Officer and Chairman of
/s/ Antony Claydon                    the Board of Directors                     November 8, 2007
Antony Claydon

/s/ Rory Moss                            Director                                          November 8, 2007
Rory Moss