Form 10KSB
period 2007-12-31
Kabe Exploration Inc.
filed 2008-03-28
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number

KABE EXPLORATION INC.

(Name registrant as specified in its charter)

NEVADA	39-2052145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Avenida Encinas, Suite 270, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(760) 931-1048

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2007: $0.

Number of shares of the registrant’s common stock outstanding as of March 24, 2008:  3,387,500 shares of Common Stock

Except as otherwise required by the context, all references in this prospectus to “we”, “us”, “our”, or “Company” refer to the operations of Kabe Exploration Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.                          Description of Business.

General

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

During 2007, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We entered into a lease agreement with George J. Eliopulos effective March 31, 2006, granting us the exclusive right to explore, develop, and mine the property for gold, silver, copper and other valuable minerals.  The property consisted of one unpatented mining claim located in section 12, Township 16 North, Range 20 East, Mt. Diablo Baseline & Meridian, Storey County, Nevada, USA, owned by Mr. Eliopulos.   In September 2006 Mr. Eliopulos added five additional claims to our property and mineral lease. The property now consists of six mining claims and is hereon referred to as the Checkup Property.

On December 18, 2007, Erik Ulsteen entered into an agreement with Antony Claydon, our former President and a director and Rory Moss, a director, to purchase 1,500,000 and 250,000 shares of common stock, respectively, for an aggregate purchase price of $50,000. The transaction closed on February 14, 2008 at which time, Mr. Claydon resigned as President, Chief Financial Officer and Secretary and Mr. Ulsteen was appointed President, Chief Financial Officer, Secretary and director.  On January 28, 2008, we terminated our lease agreement with Mr. Eliopulos.

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.  We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.  Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources.  We are currently engaged in discussions with Emission & Power Solutions, Inc., a California corporation, regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive merger agreement has been entered into, and neither party is currently bound to proceed with the merger.

We were incorporated as a Nevada corporation on December 15, 2005.  Our principal executive office is located at 5050 Avenida Encinas, Suite 270, Carlsbad, California 92008.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our failure to generate revenues since our inception; and (iiI) our dependence on the sale of our equity securities and on the receipt of capital from outside sources to continue our operations. Our auditors have issued a going concern opinion regarding our business. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We have no employees as of the date of this annual report other than Mr. Ulsteen.

Item 2.                          Description of Property.

We entered into a lease agreement with George J. Eliopulos effective March 31, 2006, granting us the exclusive right to explore, develop, and mine the property for gold, silver, copper and other valuable minerals.  The property consisted of one unpatented mining claim located in section 12, Township 16 North, Range 20 East, Mt. Diablo Baseline & Meridian, Storey County, Nevada, USA, owned by Mr. Eliopulos.  In September 2006 Mr. Eliopulos added five additional claims to our property and mineral lease.  On January 28, 2008, we terminated our lease agreement with Mr. Eliopulos.

Item 3.                          Legal Proceedings.

There are no significant legal proceedings against us with respect to matters arising in the ordinary course of business.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None .

PART II

Item 5.                            Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Since June 4, 2007, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “KABX,” however, it has never traded.  We can provide no assurance that our shares will ever be traded on the Over-the-Counter Bulletin Board electronic quotation service or, if traded, that a public market will develop.

Holders

As of March 24, 2008 in accordance with our transfer agent records, we had 31 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future..

Item 6.        Management’s Discussion and Analysis or Plan of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

During 2007, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We entered into a lease agreement with George J. Eliopulos effective March 31, 2006, granting us the exclusive right to explore, develop, and mine the property for gold, silver, copper and other valuable minerals.  The property consisted of one unpatented mining claim located in section 12, Township 16 North, Range 20 East, Mt. Diablo Baseline & Meridian, Storey County, Nevada, USA, owned by Mr. Eliopulos.

On December 18, 2007, Erik Ulsteen entered into an agreement with Antony Claydon, our former President and a director and Rory Moss, a director, to purchase 1,500,000 and 250,000 shares of common stock, respectively, for an aggregate purchase price of $50,000. The transaction closed on February 14, 2008 at which time, Mr. Claydon resigned as President, Chief Financial Officer and Secretary and Mr. Ulsteen was appointed President, Chief Financial Officer, Secretary and director.  On January 28, 2008, we terminated our lease agreement with Mr. Eliopulos.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our failure to generate revenues since our inception; and (iiI) our dependence on the sale of our equity securities and on the receipt of capital from outside sources to continue our operations. Our auditors have issued a going concern opinion regarding our business. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Plan of Operation

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We will not restrict our search for any specific kind of businesses, and we may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or has consummated a business combination.  The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

We will participate in a business combination only after the negotiation and execution of appropriate agreements.  Negotiations with a target company will likely focus on the percentage of our company which the target company shareholders would acquire in exchange for their shareholdings.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We are currently engaged in discussions with Emission & Power Solutions, Inc., a California corporation (“EPS”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive merger agreement has been entered into, and neither party is currently bound to proceed with the merger.

We expect that we will require additional funding in connection with our efforts towards identifying and pursuing options regarding the development of a new business plan and direction.  We anticipate that such funding will be in the form of equity financing from the sale of our common stock or loans from our principal stockholder.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding to fund our operations or any work related to the development of a new business plan.   We do not have any arrangements in place for any future financing.

Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.   Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan to develop a new business plan, or merger candidate in order to eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should we be unable to continue as a going concern.

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, we have incurred an operating loss of $37,979.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of December 31, 2007.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7.                                   Financial Statements.

KABE EXPLORATION INC.

(A DEVELOPMENT STAGE COMPANY)

TABEL OF CONTENTS

PAGE	10	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	11	BALANCE SHEET AS OF DECEMBER 31, 2007 AND 2006

PAGE	12	STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	13	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	14	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31 2007 AND 2006 AND FOR THE PERIOD JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2007.

PAGES	15-18	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Kabe Exploration, Inc.

Carlsbad, California

I have audited the accompanying balance sheet of Kabe Exploration, Inc. as of December 31, 2007 and 2006 and the related statements of operations and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kabe Exploration, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet commenced operations and has no revenue.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

March 22,  2008

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$7,271	$45,024

Total Current Assets	7,271	45,024

Non Current Assets
Mining Leases	5,000	5,000

Total Non Current Assets	5,000	5,000

Total Assets	$12,271	$50,024

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities	—	—
Total Liabilities	$—	$—

Shareholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 3,387,500 shares	$3,388	$3,388
Additional Paid-In Capital	46,862	46,862
Deficit accumulated during the development stage	(37,979)	(226)

Total Shareholders’ Equity	$12,271	$50,024

Total Liabilities and Shareholders’ Equity	$12,271	$50,024

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

			For the Period
			of Inception
	For the	For the	from Jan. 1,
	year ended	year ended	2006, through
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income

General and Administrative Expenses:
Mineral Lease Fees	6,713	—	6,713
Professional Fees	29,045	—	29,045
Other Administrative Expenses	1,995	226	2,221
Total General and Adminstrative Expenses	37,753	226	37,979

Net Loss	$(37,753)	$(226)	$(37,979)

Loss Per Common Share:
Basic and Diluted	$(0.011)	$(0.000)

Weighted Average Shares
Outstanding
Basic and Diluted:	$3,387,500	$1,837,466

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

Unaudited

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)

Balance, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024

Net loss for the year ended December 31, 2007				(37,753)	(37,753)

Balance, September 30, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			of Inception
	For the	For the	from Jan. 1,
	year ended	year ended	2006, through
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007

Cash flows from operating activities:
Net loss	$(37,753)	$(226)	$(37,979)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts accounts payable and accrued liabilities
Net cash (used by) operating activities	(37,753)	(226)	(37,979)

Cash flows from investing activities
Purchase of mining leases	—	(5,000)	(5,000)
Net cash (used by) investing activities	—	(5,000)	(5,000)
Cash flows from financing activities:
Common stock issued for cash	—	50,250	50,250

Net cash (used) provided by financiang activities	—	50,250	50,250

Net increase (decrease) in cash	(37,753)	45,024	7,271

Cash, beginning of the period	45,024	—	—

Cash, end of the period	$7,271	$45,024	$7,271

Supplemental cash flow disclosure:
Interest paid			$—
Taxes paid			$—

The accompanying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2007

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $37,979. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2007 and 2006:

	2007	2006
Numerator:

Basic and diluted net loss per share:

Net Loss	$(37,753)	$(226)

Denominator

Basic and diluted weighted average number of shares outstanding	3,387,500	1,837,466

Basic and Diluted Net Loss Per Share	$(0.011)	$(0.00)

3.      Capital Structure

During the period from inception through December 31, 2007, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

,October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

As of December 31, 2007 the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,387,500 shares were issued and outstanding.

4.                   Commitments

On March 1, 2006 the Company entered into a lease agreement with the owner of a mining claim situated in Storey County, Nevada in terrain noted for gold and silver mining.  The agreement requires a royalty of 3 ½ % of net smelter returns, as defined in the agreement, paid quarterly, and lease payments according to the following schedule:

On or before the anniversary of the execution of the lease:

	Due
1st year	March 1, 2007	$5,000
2nd year	March 1, 2008	$25,000
3rd year	March 1, 2008	$25,000
4th year	March 1, 2008	$25,000
5th	March 1, 2008	$75,000
Thereafter	March 1, annually	$100,000 (inflation adjusted	)

The agreement is for a period of twenty years (“initial term”) and renews for an additional twenty-year term.  The royalty is 3 ½ %.  A $5 million buydown of the royalty to 2 ½ % is available in the 60 day period after the completion of a bankable feasibility study or ore production.  The buydown would leave a perpetual 1% royalty. The agreement requires the Company to pay Federal, State and County maintenance payments, tax payments and filing fees, and to provide various quarterly and annual reports.

5.                   Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

6.                   Subsequent Events

On January 28, 2008 the Mineral Lease Agreement between George J. Eliopulos and the Company related to the Storey County, Nevada mining claims was terminated.

On February 14, 2008, Anthony Claydon, President, Chief Financial Officer and Secretary of the Company and Rory Moss, Director of the Company, sold an aggregate of 1,750,000 shares of the Company’s common stock to Erik Ulsteen for $50,000, paid in cash.   Mr. Claydon resigned his offices and Mr. Ulsteen was appointed President, Chief Financial Officer and Secretary of the Company.

  Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report.  Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our executive officers and directors as of March 24, 2008:

Name	Age	Position

Erik Ulsteen	43	President, Chief Financial Officer, Secretary and Director
Stale Werner Nielsen	43	Director
Bjorn Rene Singdahlsen	39	Director

Erik Ulsteen.   Mr. Ulsteen was appointed our President, Chief Financial Officer, Secretary and Director on February 14, 2008.  Since 2004, Mr. Ulsteen has been Chief Executive Officer and Chairman of Emission & Power Solutions, Inc. (formerly Fuel FX International, Inc.).  From 2002 until 2004, Mr. Ulsteen was President of Fuel FX International, Inc.

Stale Werner Nielsen.   Mr. Nielsen was appointed a Director on March 20, 2008.  Since 2003, Mr. Nielsen has been a Managing Director of Hoyer Industries AS which markets and distributes consumer goods in Norway and Sweden.  From 2000 to 2003, Mr. Nielsen was a Managing Director of Margarinfabrikken Norge AS.

Bjorn Rene Singdahlsen.   Mr. Singdahlsen was appointed a Director on March 20, 2008.  Since 2002 Mr. Singdahlsen has been Regional District Manager at Valora Holding AG, a trading and services company headquartered in Switzerland.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee or nominating committee. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, Erik Ulsteen, at the address appearing on the first page of this annual report.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Report and is also available upon request at no charge by contacting Erik Ulsteen, President at our offices located at 5050 Avenida Encinas, Suite 270, Carlsbad, CA 92008.  Our telephone number is (760) 931-1048.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by our officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.        Executive Compensation.

Compensation of Executive Officers

Since inception, we have never paid to our executive officers, any salary or consulting fee.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through December 31, 2007.

Employment Agreements

We have no written employment agreement with our executive officer at this time.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 24, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Erik Ulsteen	1,750,000	51.7%
Stale Werner Nielsen	0
Bjorn Rene Singdahlsen	0
All officers and directors as a group (3 persons)	1,750,000

(1)          Except as otherwise indicated, the address of each beneficial owner is c/o Kabe Exploration Inc., 5050 Avenidas Encinas, Suite 270, Carlsbad, CA 92008.

(2)          Applicable percentage ownership is based on 3,387,500 shares of common stock outstanding as of March 24, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2008 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12.        Certain Relationships and Related Transactions.

We issued 1,500,000 total shares of common stock to Antony Claydon, our former President and former director for total consideration of $15,000 effective January 16, 2006. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We issued 250,000 total shares of common stock to Rory Moss, our former director for total consideration of $2,500 effective August 23, 2006.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

On December 18, 2007, Antony Claydon, our former President, Chief Financial Officer and Secretary and Rory Moss, our former director entered into an Agreement for the Purchase of Common Stock with Erik Ulsteen, pursuant to which Messrs. Claydon and Moss sold an aggregate of 1,750,000 shares of our common stock to Mr. Ulsteen.  The purchase price for the sale was $50,000, which was paid in cash.  Mr. Ulsteen acquired approximately 51.7% of our total outstanding number of shares of common stock and the 1,750,000 shares represent Mr. Ulsteen’s entire beneficial holdings in our company.  On February 14, 2008, Mr. Claydon resigned as our President, Chief Financial Officer and Secretary and Mr. Ulsteen was appointed President, Chief Financial Officer and Secretary of our company as well as a director.

Item 13.	Exhibits.

Exhibit No.	Title of Document

3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form 10-SB filed on March 30, 2007).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form 10-SB filed March 30, 2007).

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $2,200 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $1,500 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/ s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	President, Chief Financial Officer, Secretary and	March 28, 2008
/s/ Erik Ulsteen	Director
Erik Ulsteen

/s/ Stale Werner Nielsen	Director	March 28, 2008
Stale Werner Nielsen

/s/ Bjorn Rene Singdahlsen	Director	March 28, 2008
Bjorn Rene Singdahlsen