Form 10-Q
period 2008-03-31
Kabe Exploration Inc.
filed 2008-05-13
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐                                    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-141690

KABE EXPLORATION INC.
(Name registrant as specified in its charter)

NEVADA	39-2052145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Avenida Encinas, Suite 270, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(760) 931-1048

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of the registrant’s common stock outstanding as of May 12, 2008:  3,687,500 shares of Common Stock

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$—	$7,271

Total Current Assets	—	7,271

Non Current Assets
Mining Leases	—	5,000

Total Non Current Assets	—	5,000

Total Assets	$—	$12,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities		—
Accounts Payable	10,000	—
Chapman Industries Loan	2,046	—

Total Liabilities	12,046	—

Shareholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 3,387,500 shares	3,388	3,388
Additional Paid-In Capital	46,862	46,862
Deficit accumulated during the development stage	(62,296)	(37,979)

Total Shareholders’ Equity	$(12,046)	12,271

Total Liabilities and Shareholders’ Equity	$—	$12,271

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

			For the period
	For the	For the	of Inception
	three months	three months	from Jan. 1,
	ended	ended	2006, through
	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	6,713	6,713
Professional Fees	19,239	6,500	48,284
Other Administrative Expenses	78	173	2,299
Loss on abandonment of Mineral Leases	5,000		5,000
Total General and Adminstrative Expenses
	24,317	13,386	62,296

Net Loss	$(24,317)	$(13,386)	$(62,296)

Loss Per Common Share:
Basic and Diluted	$(0.007)	$(0.004)

Weighted Average Shares Outstanding
Basic and Diluted:	3,387,500	3,387,500

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
	For the	For the	of Inception
	three months	three months	from Jan. 1,
	ended	ended	2006, through
	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008

Cash flows from operating activities:
Net loss	$(24,317)	$(13,386)	$(62,296)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts accounts payable and accrued liabilities	10,000	—	10,000
Net cash (used by) operating activities	(14,317)	—	(52,296)

Cash flows from investing activities Purchase of mining leases	—	—	—
Abandonment of mining leases	5,000	—	—
Net cash (used by) investing activities	5,000		—

Cash flows from financing activities:
Common stock issued for cash	—	—	50,250
Loans	2,046	—	2,046
Net cash (used) provided by financing activities	2,046	—	52,296

Net increase (decrease) in cash	(7,271)	(13,386)	—

Cash, beginning of the period	7,271	45,024	—

Cash, end of the period	$—	$31,638	$—

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—
Taxes paids	$—	$—	$—

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)

Balance, December 31, 2006	3,387,500	3,388	46,862	(226)	50,024

Net loss for the year ended December 31, 2007				(37,753)	(37,753)

Balance, December 31, 2007	3,387,500	3,388	46,862	(37,979)	12,271

Net loss for the 3 mo. ended March 31, 2008				(24,317)	(24,317)

	3,387,500	$3,388	$46,862	$(62,296)	$(12,046)

The accompanying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2008

1.    Organization

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008 and is seeking new business opportunities.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $62,296. The Company’s working capital has been generated through the sales of common stock.

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

The Company has no potentially dilutive securities outstanding as of March 31, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	2008	2007
Numerator:

Basic and diluted net loss per share:

Net Loss	$(24,317)	$(13,386)

Denominator

Basic and diluted weighted average number of shares outstanding	3,387,500	3,387,500

Basic and Diluted Net Loss Per Share	$(0.007)	$(0.004)

3.    Capital Structure

During the period from inception through December 31, 2007, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

As of March 31, 2008 the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,387,500 shares were issued and outstanding.

4.    Commitments

On March 1, 2006 the Company entered into a lease agreement with the owner of a mining claim situated in Storey County, Nevada in terrain noted for gold and silver mining.  The agreement required a royalty of 3 ½ % of net smelter returns, as defined in the agreement, paid quarterly, and lease payments.  One lease payment of $5,000 was made in 2007.  The lease was abandoned on January 28, 2008 and the capitalized lease payment written off.

5.    Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

6.                   Change in Control

On February 14, 2008, Anthony Claydon, President, Chief Financial Officer and Secretary of the Company and Rory Moss, Director of the Company, sold an aggregate of 1,750,000 shares of the Company’s common stock to Erik Ulsteen for $50,000, paid in cash.   Mr. Claydon resigned  his offices and Mr. Ulsteen was appointed President, Chief Financial Officer and Secretary of the Company.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination.  The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2008, we have incurred cumulative losses of $62,296.

Liquidity and Capital Resources

As of March 31, 2008, we had no working capital  as compared to $7,271 as of December 31, 2007. Our cash position was $0 as of March 31, 2008 compared to $7,271 as of December 31, 2007.  We have financed our company principally through the private placement of our common stock.  As of March 31, 2008, we have no long term debt.

On April 15, 2008, we sold 300,000 shares of common stock for aggregate proceeds of $12,000 to accredited investors.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until March 31, 2008, we have incurred an operating loss of  $(62,296).  Our working capital has been generated through sales of common stock.

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

We had no potentially dilutive securities outstanding as of March 31, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4(T)   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our President,  Chief Financial Officer  and  Secretary,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  President,  Chief Financial Officer and Secretary  concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC’s rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met,

and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                 Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A.	Risk Factors.

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

N/A

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Title of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	May 13, 2008