Form 10-Q
period 2008-06-20
Kabe Exploration Inc.
filed 2008-08-08
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of the registrant’s common stock outstanding as of August 7, 2008:  3,687,500 shares of Common Stock

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$4,579	$7,271

Total Current Assets	4,579	7,271

Non Current Assets
Mining Leases	—	5,000

Total Non Current Assets	—	5,000

Total Assets	$4,579	$12,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$—
Chapman Industries Loan	10,046	—

Total Liabilities	26,555	—

Shareholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 3,687,500 shares and 3,387,500 shares respectively	3,688	3,388
Additional Paid-In Capital	58,562	46,862
Deficit accumulated during the development stage	(84,226)	(37,979)

Total Shareholders’ Equity	(21,976)	12,271

Total Liabilities and Shareholders’ Equity	$4,579	$12,271

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
	For the three	For the three	For the six	For the six	of Inception
	months ended	months ended	months ended	months ended	Jan. 1, 2006
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008

Revenue	$—	$—	$—	$—	$—

Cost of Sales			—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees				6,713	6,713
Professional Fees	21,939	16,828	41,178	23,328	70,223
Other Administrative Expenses	(9)	22	5,069	195	2,290
Loss on abandonment of
Mineral Leases	—	—	—	—	5,000
Total General and
Adminstrative Expenses	21,930	16,850	46,247	30,236	84,226

Net Loss	$(21,930)	$(16,850)	$(46,247)	$(30,236)	$(84,226)

Loss Per Common Share:
Basic and Diluted	$0.006	$0.005	$(0.013)	$(0.009)

Weighted Average Shares
Outstanding
Basic and Diluted:	3,387,500	3,387,500	3,512,775	3,387,500

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

					For the Period
	For the three	For the three	For six	For six	of Inception
	months ended	months ended	months ended	months ended	from Jan. 1,
	June 30,	June 30,	June 30,	June 30,	2006, through
	2008	2007	2008	2007	Mar. 31, 2008

Cash flows from operating activities:
Net loss	$(21,930)	$(16,850)	$(46,247)	$(30,236)	$(84,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts accounts payable and accrued liabilities	6,509	—	16,509	—	16,509
Net cash (used by) operating activities	(15,421)	(16,850)	(29,738)	(30,236)	(67,717)

Cash flows from investing activities
Abandonment of mining leases	—	—	5,000	—	—
Net cash (used by) investing activities	—	—	5,000	—	—

Cash flows from financing activities:
Common stock issued for cash	12,000	—	12,000	—	62,250
Proceeds of loans	8,000	—	10,046	—	10,046
Net cash (used) provided by financiang activities	20,000	—	22,046	—	72,296

Net increase (decrease) in cash	4,579	(16,850)	(2,692)	(30,236)	4,579

Cash, beginning of the period	—	31,638	7,271	45,024	—

Cash, end of the period	$4,579	$14,788	$4,579	$14,788	$4,579

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—	$—	$—
Taxes paid	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)

Balance, December 31, 2006	3,387,500	3,388	46,862	(226)	50,024

Net loss for the year ended December 31, 2007				(37,753)	(37,753)

Balance, December 31, 2007	3,387,500	3,388	46,862	(37,979)	12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the 6 mo. ended June 30, 2008				(46,247)	(46,247)

	3,687,500	$3,688	$58,562	$(84,226)	$(21,976)

The accompanying notes are an integral part of these financial statements

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to develop a new business plan, or merger candidate in order to eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $84,226. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2008 and 2007:

	2008	2007

Numerator:

Basic and diluted net loss per share:

Net Loss	$(46,247)	$(30,236)

Denominator

Basic and diluted weighted average number of shares outstanding	3,512,775	3,387,500

Basic and Diluted Net Loss Per Share	$(0.013)	$(0.009)

Current Liabilities

In May 2008, the Company borrowed $10,046 from Chapman Industries, Inc. The loan has no repayment terms and can be repaid at any time.

3.     Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, realizing $12,000.

As of June 30, 2008 the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,687,500 shares were issued and outstanding.

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

5.      Contigencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

7.       Related Party Transactions

Chapman Industries, Inc., a corporation owned by Erik Ulsteen, the Company’s President and Chief Financial Officer loaned the Company $10,046 in May 2008.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise required by the context, all references in this prospectus to “we”, “us”, “our”, or “Company” refer to the operations of Kabe Exploration Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2008, we have incurred cumulative losses of $84,226.  Professional fees increased from $16,828 for the three months ended June 30, 2007 to $21,939 for the three months ended June 30, 2008 primarily as a result of the change in control of the company.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 20, 2007

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2008, we have incurred cumulative losses of $84,226.  Professional fees increased from $23,238 for the six months ended June 30, 2007 to $41,178 for the six months ended June 30, 2008 primarily as a result of the change of control of the company.

Liquidity and Capital Resources

As of June 30, 2008, we had a working capital deficit of $21,976 as compared to working capital of $7,271 as of December 31, 2007. Our cash position was $4,579 as of June 30, 2008 compared to $7,271 as of December 31, 2007.  We have financed our company principally through the private placement of our common stock.  As of June 30, 2008, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until June 30, 2008, we have incurred an operating loss of $84,226.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	August 8, 2008