Form 10-Q
period 2008-09-30
Kabe Exploration Inc.
filed 2008-11-18
CIK 1394446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of the registrant’s common stock outstanding as of November 17, 2008:  3,687,500 shares of Common Stock

PART I

Item 1.     Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$586	$7,271

Total Current Assets	586	7,271

Non Current Assets
Mining Leases	—	5,000

Total Non Current Assets	—	5,000

Total Assets	$586	$12,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$—
Chapman Industries Loan	6,046	—

Total Liabilities	22,555	—

Shareholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 3,687,500 shares and 3,387,500 shares respectively	3,688	3,388
Additional Paid-In Capital	58,562	46,862
Deficit accumulated during the development stage	(84,219)	(37,979)

Total Shareholders’ Equity	(21,969)	12,271

Total Liabilities and Shareholders’ Equity	$586	$12,271

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
	For the three	For the three	For the nine	For the six	of Inception
	months ended	months ended	months ended	months ended	Jan. 1, 2006
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2008	2007	2008	2007	2008

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees				6,713	6,713
Professional Fees		5,336	41,178	28,664	70,223
Other Administrative Expenses		78	5,069	273	2,290
Loss on abandonment of Mineral Leases	—	—		—	5,000
Total General and Adminstrative Expenses	—	5,414	46,247	35,650	84,226

Other Inocme
Interest Income	7	—	7	—	7

Net Income (Loss)	$7	$(5,414)	$(46,240)	$(35,650)	$(84,219)

Income/Loss Per Common Share:
Basic and Diluted	$—	$0.002	$(0.013)	$(0.011)

Weighted Average Shares Outstanding
Basic and Diluted:	3,687,500	3,387,500	3,571,442	3,387,500

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

					For the Period
	For the three	For the three	For six	For six	of Inception
	months ended	months ended	months ended	months ended	from Jan. 1,
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	2006, through
	2008	2007	2008	2007	Sep. 30, 2008

Cash flows from operating activities:
Net loss	$7	$(5,414)	$(46,240)	$(35,650)	$(84,219)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts accounts payable and accrued liabilities	—	500	16,509	500	16,509
Net cash (used by) operating activities	7	(4,914)	(29,731)	(35,150)	(67,710)

Cash flows from investing activities Abandonment of mining leases	—	—	5,000	—	—
Net cash (used by) investing activities	—	—	5,000	—	—

Cash flows from financing activities:
Common stock issued for cash		—	12,000	—	62,250
Proceeds (repayment) of loans	(4,000)	—	6,046	—	6,046
Net cash (used) provided by financiang activities	(4,000)	—	18,046	—	68,296

Net increase (decrease) in cash	(3,993)	(4,914)	(6,685)	(35,150)	586

Cash, beginning of the period	4,579	14,788	7,271	45024	—

Cash, end of the period	$586	$9,874	$586	$9,874	$586

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—	$—	$—
Taxes paid	$—	$—	$—	$—	$—

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)

Balance, December 31, 2006	3,387,500	3,388	46,862	(226)	50,024

Net loss for the year ended December 31, 2007				(37,753)	(37,753)

Balance, December 31, 2007	3,387,500	3,388	46,862	(37,979)	12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the 9 mo. ended Sep.30, 2008				(46,240)	(46,240)

Balance, September 30, 2006	3,687,500	$3,688	$58,562	$(84,219)	$(21,969)

The accompnying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

September 30, 2008

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $84,219. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2008 and 2007:

	2008	2007
Numerator:

Basic and diluted net loss per share:

Net Loss	$(46,240)	$(35,650)

Denominator

Basic and diluted weighted average number of shares outstanding	3,571,442	3,387,500

Basic and Diluted Net Loss Per Share	$(0.013)	$(0.011)

3.                  Capital Structure

During the period from inception through September 30, 2008, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, Realizing $12,000.

As of September 30, 2008 the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,687,500 shares were issued and outstanding.

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

7.                      Subsequent Events

On October 14, 2008, the Company entered into an Agreement and Plan of Merger with Emission & Power Solutions, Inc. (“EPS”) pursuant to which EPS will merge into a newly formed wholly-owned subsidiary.  Pursuant to the agreement, EPS shareholders will receive 1 share of our common stock in exchange for 5 shares of EPS common stock.  Closing of the merger is subject to, among other things, stockholder approval of the EPS shareholders.

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

On October 14, 2008, we entered into an Agreement and Plan of Merger with Emission & Power Solutions, Inc. (“EPS”) pursuant to which EPS will merge into a newly formed wholly-owned subsidiary.  Pursuant to the agreement, EPS shareholders will receive 1 share of our common stock in exchange for 5 shares of EPS common stock.  Closing of the merger is subject to, among other things, stockholder approval of the EPS shareholders.

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

As stated above, on October 14, 2008, we entered into an Agreement and Plan of Merger with EPS pursuant to which EPS will merge into a newly formed wholly-owned subsidiary.  EPS licenses, acquires, develops, deploys, and transfers technologies dedicated to improving fuel economy while reducing environmentally harmful exhaust emissions.  Using advanced fuel treatment devices, EPS has incorporated a proprietary multi phase process utilizing engineered flow patterns in order to restructure fuel hydrocarbons, increasing the fuel efficiency and producing a cleaner burn during the combustion cycle of an engine.

It is anticipated that any securities issued in the EPS merger will be issued in reliance upon exemption from registration under applicable federal and state securities laws.   The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

Closing of the merger is subject to, among other things, stockholder approval of the EPS shareholders.  There can be no assurance that EPS shareholders will approve the merger or that the merger will close.  In the event that the merger does not close, we will continue to identify and pursue various business opportunities that have the potential to generate positive revenue, profits and cash flow.

We expect that we will require additional funding in connection with the closing of the merger and development of a new business plan and direction.  We anticipate that such funding will be in the form of equity financing from the sale of our common stock or loans from our principal stockholder.  However we cannot provide investors with any assurance that we will be able to

obtain sufficient funding to fund our operations or any work related to the development of a new business plan.   We do not have any arrangements in place for any future financing.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2008, we have incurred cumulative losses of $84,219.  Professional fees decreased from $5,336 for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008 primarily as a result of cutbacks in our business in order to conserve cash.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2008, we have incurred cumulative losses of $84,219.  Professional fees increased from $28,664 for the nine months ended September 30, 2007 to $41,178 for the nine months ended September 30, 2008 primarily as a result of the change in control of the company.

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficit of $21,969 as compared to working capital of $7,271 as of December 31, 2007. Our cash position was $586 as of September 30, 2008 compared to $7,271 as of December 31, 2007.  We have financed our company principally through the private placement of our common stock.  As of September 30, 2008, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2008, we have incurred an operating loss of $84,219.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of September 30, 2008.

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

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended September 30, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 17, 2008