Form 10-K
period 2008-12-31
Kabe Exploration Inc.
filed 2009-04-15
CIK 1394446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, par value $.001

(Title of class)

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2008, was $0.

State issuer’s revenues for its most recent fiscal year: $0

As of April 15, 2009, the issuer had 37,475,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Except as otherwise required by the context, all references in this prospectus to “we”, “us”, “our”, or “Company” refer to the operations of Kabe Exploration Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.  All share amounts in this Form 10-K have been adjusted to account for a 10:1 forward split of the authorized and issued common stock effected on December 12, 2008.

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

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.  We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.  Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources.  We are currently engaged in discussions with Emission & Power Solutions, Inc., a California corporation, regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. On October 14, 2008, we entered into an Agreement and Plan of Merger (the “Agreement”) by and among us, Emission & Power Solutions, Inc. (“EPS”) and EPS Acquisition, Inc. (“EPS Acquisition”) pursuant to which EPS will merge into EPS Acquisition, our wholly-owned subsidiary.  Pursuant to the Agreement, EPS shareholders will receive 1 share of our company in exchange for every 5 EPS shares owned.  Closing of the merger is subject to, among other things, stockholder approval of the EPS shareholders.

On November 21, 2008, our board approved a forward split of our authorized common stock on a 10:1 basis whereby our authorized common stock increased to 750,000,000 shares from 75,000,000 shares.  The board also approved a forward split of our issued and outstanding common stock on a 10:1 basis in the form of a stock dividend which was payable on December 12, 2008.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

None .

PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since June 4, 2007, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “KABX,” however as of December 31, 2008, it has never traded.  We can provide no assurance that a public market for the shares will ever develop.

Holders

As of April 14, 2009 in accordance with our transfer agent records, we had 27 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future..

Item 6.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are currently engaged in discussions with Emission & Power Solutions, Inc., a California corporation, regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. On October 14, 2008, we entered into an Agreement and Plan of Merger (the “Agreement”) by and among us, Emission & Power Solutions, Inc. (“EPS”) and EPS Acquisition, Inc. (“EPS Acquisition”) pursuant to which EPS will merge into EPS Acquisition, our wholly-owned subsidiary.  Pursuant to the Agreement, EPS shareholders will receive 1 share of our company in exchange for every 5 EPS shares owned.  Closing of the merger is subject to, among other things, stockholder approval of the EPS shareholders.

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

On November 21, 2008, our board approved a forward split of our authorized common stock on a 10:1 basis whereby our authorized common stock increased to 750,000,000 shares from 75,000,000 shares.  The board also approved a forward split of our issued and outstanding common stock on a 10:1 basis in the form of a stock dividend which was payable on December 12, 2008.

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

We had no potentially dilutive securities outstanding as of December 31, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7.        Financial Statements.

KABE EXPLORATION INC.

(A DEVELOPMENT STAGE COMPANY)

TABEL OF CONTENTS

PAGE	10	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	11	BALANCE SHEET AS OF DECEMBER 31, 2008 AND 2007

PAGE	13	STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2008.

PAGE	15	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2008.

PAGE	16	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31 2008 AND 2007 AND FOR THE PERIOD JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2008.

PAGES	18-21	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Kabe Exploration, Inc.

Carlsbad, California

I have audited the accompanying balance sheet of Kabe Exploration, Inc. as of December 31, 2008 and 2007 and the related statements of operations and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kabe Exploration, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

April 14, 2009

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

December 31,
2007

ASSETS
Current Assets
Cash	$7,271

Total Current Assets	7,271

Non Current Assets
Mining Leases	5,000

Total Non Current Assets	5,000

Total Assets	$12,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities	—
Total Liabilities	$—

Shareholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 3,387,500 shares	$3,388
Additional Paid-In Capital	46,862
Deficit accumulated during the development stage	(37,979

Total Shareholders’ Equity	$12,271

Total Liabilities and Shareholders’ Equity	$12,271

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

Balance Sheet

As of December 31, 2008

Dec 31,
08
ASSETS	0.00
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accounts Payable	16,509.00
Chapman Industries Loan	5,546.00
Loan Payable- EPS	4,612.48
Total Other Current Liabilities	26,667.48
Total Current Liabilities	26,667.48
Total Liabilities	26,667.48
Equity
Additional Paid-In Capital	58,562.00
Common Stock	3,688.00
Retained Earnings	-37,979.11
Net Income	-50,938.37
Total Equity	-26,667.48
TOTAL LIABILITIES & EQUITY	0.00

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

For the year ended Dec. 31, 2007
Revenue	$—

Cost of Sales	—

Operating Income

General and Administrative Expenses:
Mineral Lease Fees	6,713
Professional Fees	29,045
Other Administrative Expenses	1,995
Total General and
Adminstrative Expenses
37,753

Net Loss	$(37,753)

Loss Per Common Share:
Basic and Diluted	$(0.011)

Weighted Average Shares
Outstanding
Basic and Diluted:	$3,387,500

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

Profit & Loss

January through December 2008

Jan - Dec 08
Ordinary Income/Expense
Expense
Bank Service Charges	61.00
Miscellaneous	5,000.00
Office Supplies	87.69
Professional Fees
Accounting Fees	3,345.00
Audit Fees	2,010.00
Filing Fees	2,863.00
Legal Fees	18,146.20
Professional Fees- Other	16,863.50

Total Professional Fees	43,227.70

Stock Transfer Fee	2,562.48

Total Expense	50,938.87

Net Ordinary Income	-50,938.87

Other Income/Expense
Other Income
Interest Income	13.50

Total Other Income	13.50

Other Expense
Interest Expense	13.00

Total Other Expense	13.00

Net Other Income	0.50

Net Income	-50,938.37

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

Unaudited

	Common Stock		Additional	Deficit Accumulated during the	Total Shareholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)

Balance, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024

Net loss for the year ended December 31, 2007				(37,753)	(37,753)

Balance, September 30, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

For the
year ended
Dec. 31, 2007

Cash flows from operating activities:
Net loss	$(37,753)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts accounts payable and accrued liabilities
Net cash (used by) operating activities	(37,753)

Cash flows from investing activities
Purchase of mining leases	—
Net cash (used by) investing activities	—
Cash flows from financing activities:
Common stock issued for cash	—

Net cash (used) provided by financiang activities	—

Net increase (decrease) in cash	(37,753)

Cash, beginning of the period	45,024

Cash, end of the period	$7,271

Supplemental cash flow disclosure:
Interest paid
Taxes paid

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

Statement of Cash Flows

January through December 2008

Jan - Dec 08
OPERATING ACTIVITIES
Net Income	-50,938.37
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Payable	16,509.00
Chapman Industries Loan	5,546.00
Loan Payable- EPS	4,612.48

Net cash provided by Operating Activities	-24,270.89

INVESTING ACTIVITIES
Mining Lease	5,000.00

Net cash provided by Investing Activities	5,000.00

FINANCING ACTIVITIES
Additional Paid-In Capital	11,700.20
Common Stock	300.00
Retained Earnings	-0.30

Net cash provided by Financing Activities	11,999.90

Net cash increase for period	-7,270.99

Cash at beginning of period	7,270.99

Cash at end of period	0.00

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

December 31 2008

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $88,917. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year ended December 31, 2008 and 2007:

	2008	2007
Numerator:

Basic and diluted net loss per share:

Net Loss	$(50,939)	$(35,650)

Denominator

Basic and diluted weighted average number of shares outstanding	3,537,500	3,387,500

Basic and Diluted Net Loss Per Share	$(0.014)	$(0.011)

3.     Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

,October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, Realizing $12,000.

As of December 31, 2008 the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,687,500 shares were issued and outstanding.

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

Management’s  Annual Report on Internal  Control over Financial  Reporting. Our management is responsible for establishing and maintaining  adequate internal control  over  financial  reporting  (as  defined in Rule  13a-15(f)  under the Exchange  Act).  Our  internal  control  over  financial  reporting is a process designed to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial  statements for external  purposes of accounting principles generally accepted in the United States.

Because  of its  inherent  limitations,  internal  control  over  financial reporting may not prevent or detect misstatements. Therefore, even those systems determined  to be effective can provide only  reasonable  assurance of achieving their control objectives.

Our management evaluated the  effectiveness of our  internal control over financial  reporting  as of December 31, 2008.  In making this  assessment,  our management used the COSO framework,  an integrated  framework for the evaluation of internal controls issued by the Committee of Sponsoring  Organizations of the Treadway  Commission.  Based on this evaluation, our management concluded  that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation  report of our registered  public  accounting  firm regarding  internal  control over financial reporting.  Management’s  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management’s report in this annual report.

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our executive officers and directors as of April 14, 2009:

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

Stale Werner Nielsen.   Mr. Nielsen was appointed a Director on March 20, 2008.  Since 2003, Mr. Nielsen has been a Managing Director of Hoyer Industries AS which markets and distributes Evian water and Dannon yogurt products in Norway and Sweden.  From 2000 to 2003, Mr. Nielsen was a Managing Director of Margarinfabrikken Norge AS.

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

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through December 31, 2008.

Employment Agreements

We have no written employment agreement with our executive officer at this time.

Compensation of Directors

For the fiscal year ended December 31, 2008, we did not compensate our directors for their services, except for the issuance of 50,000 shares of common stock to each of our directors on  December 5, 2008.

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 14, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Erik Ulsteen	17,550,000	46.8%
Stale Werner Nielsen	50,000	*
Bjorn Rene Singdahlsen	50,000	*
All officers and directors as a group (3 persons)	17,650,000	47.1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Kabe Exploration Inc., 5050 Avenidas Encinas, Suite 270, Carlsbad, CA 92008.

(2)

Applicable percentage ownership is based on 37,475,000 shares of common stock outstanding as of April 14, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2009 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12.        Certain Relationships and Related Transactions.

We issued 15,000,000 total shares of common stock to Antony Claydon, our former President and  former director for total consideration of $15,000 effective January 16, 2006. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We issued 25,000,000 total shares of common stock to Rory Moss, our former director for total consideration of $2,500 effective August 23, 2006.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

On December 18, 2007, Antony Claydon, our former President, Chief Financial Officer and Secretary and Rory Moss, our former director entered into an Agreement for the Purchase of Common Stock with Erik Ulsteen, pursuant to which Messrs. Claydon and Moss sold an aggregate of 17,500,000 shares of our common stock to Mr. Ulsteen.  The purchase price for the sale was $50,000, which was paid in cash.  Mr. Ulsteen acquired approximately 51.7% of our  total outstanding number of shares of common stock and the 17,500,000 shares represent Mr. Ulsteen’s entire beneficial holdings in our company.  On February 14, 2008, Mr. Claydon resigned as our President, Chief Financial

Officer and Secretary and Mr. Ulsteen was appointed President, Chief Financial Officer and Secretary of our company as well as a director.

Item 13.        Exhibits.

Exhibit No.	Title of Document

3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form 10-SB filed on March 30, 2007).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form 10-SB filed March 30, 2007).

14	Code of Ethics (Incorporated by reference to exhibit 14 on Form 10-KSB filed March 28, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.        Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $2,200 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2007, we were billed approximately $2,200 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Ulsteen	President, Chief Financial Officer, Secretary and Director	April 15, 2009
Erik Ulsteen

/s/ Stale Werner Nielsen	Director	April 15, 2009
Stale Werner Nielsen

/s/ Bjorn Rene Singdahlsen	Director	April 15, 2009
Bjorn Rene Singdahlsen