Form 10-Q
period 2009-03-31
Kabe Exploration Inc.
filed 2009-05-20
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of the registrant’s common stock outstanding as of May 20, 2009:  37,475,000 shares of Common Stock

PART I

Item 1.            Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Bank Overdraft	83	—
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	5,546	5,546
Loan Payable - EPS	3,912	4,612

	26,050	26,667

Stockholders’ Deficiancy
Common Stock, $0.001 par value; authorized 75,000,000 shares 3,687,500 issued and outstanding at March 31, 2009 3,687,500 issued and outstanding at December 31, 2008	3,688	3,688
Additional Paid-In Capital	60,312	58,562
Accumulated other comprehensive loss	(50)	—
Deficit accumulated during the development stage	(90,000)	(88,917)

Total Stockholders’ Deficiancy	(26,050)	(26,667)

Total Liabilities and Stockholders’ Deficiancy	$—	$—

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations and Comprehensive Loss

(Unaudited)

			For the Period
	For the three	For the three	of Inception
	months ended	months ended	Jan. 1, 2006
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income	—	—	—

General and Administrative Expenses:
Mineral Lease Fees			6,713
Professional Fees	400	19,239	72,673
Other Administrative Expenses	683	78	5,623
Loss on abandonment of Mineral Leases		5,000	5,000
Total General and Adminstrative Expenses	1,083	24,317	90,009

Other Income
Interest Income	—	—	22
Interest Expense			(13)
	—	—	9

Net Loss	$(1,083)	$(24,317)	$(90,000)

Currency translation adjustment	(50)	—	(50)

Comprehensive income (loss)	(1,133)	(24,317)	(90,050)

Income/Loss Per Common Share:
Basic and Diluted	$(0.000)	$(0.007)

Weighted Average Shares
Outstanding
Basic and Diluted:	3,687,500	3,387,500

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
	For the three	For the three	of Inception
	months ended	months ended	from Jan. 1,
	March 31,	March 31,	2006, through
	2009	2009	Mar. 31, 2009

Cash flows from operating activities:
Net loss	$(1,083)	$(24,317)	$(90,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts Payable	—	10,000	16,509
Net cash (used by) operating activities	(1,083)	(14,317)	(73,491)

Cash flows from investing activities
Abandonment of mining leases	—	5,000	—
Net cash (used by) investing activities	—	5,000	—

Cash flows from financing activities:
Common stock issued for cash	—	—	62,250
Paid-in Capital	1,750	—	1,750
Proceeds (repayment) of loans	(700)	2,046	9,458
Bank Overdraft	83	—	83
Net cash (used) provided by financiang activities	1,133	2,046	73,541

Effect of exchange rates on cash	(50)	—	(50)

Net increase (decrease) in cash	—	(7,271)	—

Cash, beginning of the period	—	7,271	—

Cash, end of the period	$—	$—	$—

Supplemental cash flow disclosure:
Interest paid	$—	$—	$13
Taxes paid	$—	$—	$—

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiancy

(Unaudited)

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	during the	Shareholders’
	Number of		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500			15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250			2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925			11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200			16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987			5,250
Net loss for the year ended December 31, 2006					(226)	(226)

Balances, December 31, 2006	3,387,500	$3,388	$46,862		$(226)	$50,024

Net loss for the year ended December 31, 2007					(37,753)	(37,753)

Balances, December 31, 2007	3,387,500	$3,388	$46,862		$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700			12,000
Net loss for the year ended Dec. 31, 2008					(50,938)	(50,938)

Balances, December 31, 2008	3,687,500	$3,688	$58,562		$(88,917)	$(26,667)

Additional Paid-in Capital January 2009			1,750			1,750
Net loss for the 3 months.ended March 31, 2009					(1,083)	(1,083)
Currency translation adjustment				(50)		(50)

Balances, March 31, 2009	3,687,500	$3,688	$60,312	$(50)	$(90,000)	$(26,050)

The accompnying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2009

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to seek out new business opportunities described in the initial paragraph, or engage a working interest partner, in order to eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $90,000. The Company’s working capital has been generated through the sales of common stock and contributed capital.  Management has provided financial data since January 1, 2006,

“Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of March 31, 2009.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March  31, 2009 and 2008.

	2009	2008
Numerator:

Basic and diluted net loss per share:

Net Loss	$(1,133)	$(24,317)

Denominator

Basic and diluted weighted average number of shares outstanding	3,687,500	3,387,500

Basic and Diluted Net Loss Per Share	$(0.000)	$(0.007)

3.      Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, Realizing $12,000.

January, 2009	Additional Paid-in Capital in cash $1,750.

As of March 31, 2009 the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,687,500 shares were issued and outstanding.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2009, we have incurred cumulative losses of $90,050.  Professional fees decreased from $19,239 for the three months ended March 31, 2009 to $400 for the three months ended March 31, 2008 primarily as a result of cutbacks in our business in order to conserve cash.

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital deficit of $26,050 as compared to a working capital deficit of $26,667 as of December 31, 2008. Our cash position was $0 as of March 31, 2009 compared to $0 as of December 31, 2008.  We have financed our company principally through the private placement of our common stock.  As of March 31, 2009, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until March 31, 2009, we have incurred an operating loss of $90,050.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	May 20, 2009