Form 10-Q
period 2009-06-30
Kabe Exploration Inc.
filed 2009-08-14
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of the registrant’s common stock outstanding as of August 13, 2009:  37,325,000 shares of Common Stock

PART I

Item 1.            Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Bank Overdraft	97	—
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	5,546	5,546
Loan Payable - EPS	5,812	4,612

	27,964	26,667

Stockholders’ Deficiancy
Common Stock, $0.001 par value; authorized 75,000,000 shares 37,325,000 issued and outstanding at June 30, 2009 36,875,000 issued and outstanding at December 31, 2008	37,325	3,688
Additional Paid-In Capital	71,675	58,562
Accumulated other comprehensive loss	(50)	—
Deficit accumulated during the development stage	(136,914)	(88,917)

Total Stockholders’ Deficiancy	(27,964)	(26,667)

Total Liabilities and Stockholders’ Deficiancy	$—	$—

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations and Comprehensive Loss

(Unaudited)

					For the Period
					of Inception
	For the three months ended		For the six months ended		from Jan. 1, 2006
	June 30,		June 30,		through June 30,
	2009	2008	2009	2008	2009

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—		—

General and Administrative Expenses:
Mineral Lease Fees				—	6,713
Professional Fees	1,900	21,939	2,300	41,178	74,573
Consulting	45,000		45,000		45,000
Other Administrative Expenses	14	(9)	697	5,069	5,637
Loss on abandonment of Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	46,914	21,930	47,997	46,247	136,923

Other Income
Interest Income	—	—	—	—	22
Interest Expense	—	—	—	—	(13)
	—	—	—	—	9

Net Loss	$(46,914)	$(21,930)	$(47,997)	$(46,247)	$(136,914)

Currency translation adjustment	—	—	(50)	—	(50)

Comprehensive income (loss)	(46,914)	(21,930)	(48,047)	(46,247)	(136,964)

Income/Loss Per Common Share:
Basic and Diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted Average Shares
Outstanding
Basic and Diluted:	37,260,714	33,875,000	37,069,923	35,177,750

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

					For the Period
					of Inception
	For the three months ended		For the six months ended		from Jan. 1, 2006
	June 30		June 30		through June 30,
	2009	2008	2009	2008	2009

Cash flows from operating activities:
Net loss	$(46,914)	$(21,930)	$(47,997)	$(46,247)	$(135,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	45,000		45,000		45,000
Change in operating assets and liabilities:
Accounts Payable	—	6,509	—	16,509	16,509
Net cash (used by) operating activities	(1,914)	(15,421)	(2,997)	(29,738)	(73,491)

Cash flows from investing activities
Abandonment of mining leases	—	—	—	5,000	—
Net cash (used by) investing activities	—	—	—	5,000	—

Cash flows from financing activities:
Common stock issued for cash	—	12,000	—	12,000	62,250
Contribution of Capital			1,750		1,750
Proceeds (repayment) of loans	1,900	8,000	1,200	10,046	9,458
Bank Overdraft	97		97		83
Net cash (used) provided by financiang activities	1,997	20,000	3,047	22,046	73,541

Effect of exchange rates on cash	—	—	(50)	—	(50)

Net increase (decrease) in cash	83	4,579	—	(2,692)	—

Cash, beginning of the period	(83)	—	—	7,271	—

Cash, end of the period	$—	$4,579	$—	$4,579	$—

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—	$—	$13
Taxes paid	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiancy

(Unaudited)

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	during the	Shareholders’
	Number of		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500			15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250			2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925			11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200			16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987			5,250
Net loss for the year ended December 31, 2006					(226)	(226)

Balances, December 31, 2006	3,387,500	$3,388	$46,862		$(226)	$50,024

Net loss for the year ended December 31, 2007					(37,753)	(37,753)

Balances, December 31, 2007	3,387,500	$3,388	$46,862		$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700			12,000
Net loss for the year ended Dec. 31, 2008					(50,938)	(50,938)

Balances, December 31, 2008	3,687,500	$3,688	$58,562		$(88,917)	$(26,667)

10-for-1 stock split Janury 13, 2009	33,187,500	33,187	(33,187)			—
Balances after stock split	36,875,000	36,875	25,375		(88,917)	(26,667)
Common stock issued for services Apr 13, 2009 @ $0.01 per share	450,000	450	44,550			45,000
Additional Paid-in Capital January 2009			1,750			1,750
Net loss for the 6 months.ended June 30, 2009					(47,997)	(47,997)
Currency translation adjustment				(50)		(50)

Balances, June 30, 2009	37,325,000	$37,325	$71,675	$(50)	$(136,914)	$(27,964)

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

June 30, 2009

1.                  Basis of Presentation and Nature of Operations

The interim financial statements as of and for the six months ended June 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

Organization

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008 and is seeking new business opportunities.

2.                  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $136,914. The Company’s working capital has been generated through the sales of common stock and contributed capital.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2009.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2009 and 2008.

	2009	2008
Numerator:

Basic and diluted net loss per share:

Net Loss	$(48,047)	$(46,247)

Denominator

Basic and diluted weighted average number of shares outstanding	37,069,923	35,177,750

Basic and Diluted Net Loss Per Share	$(0.001)	$(0.001)

3.                  Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, realizing $12,000.

January, 2009	Additional Paid-in Capital in cash $1,750.

April 13, 2009	10-for-1 common stock forward stock split

April 13, 2009	Issued 450,000 shares of common stock for services at $ 0.01 per share

As of June 30, 2009 the Company has authorized 75,000,000 of $0.001 par common stock, of which 37,325,000 shares were issued and outstanding.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2009, we have incurred cumulative losses of $136,914.  Professional fees decreased from $21,939 for the three months ended June 30, 2008 to $1,900 for the three months ended June 30, 2009 primarily as a result of cutbacks in our business in order to conserve cash.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees decreased from $41,178 for the three months ended June 30, 2008 to $2,300 for the three months ended June 30, 2009 primarily as a result of cutbacks in our business in order to conserve cash.

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital deficit of $27,964 as compared to a working capital deficit of $26,667 as of December 31, 2008. Our cash position was $0 as of June 30, 2009 compared to $0 as of December 31, 2008.  We have financed our company principally through the private placement of our common stock.  As of June 30, 2009, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until June 30, 2009, we have incurred an operating loss of $91,914.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of June 30, 2009.

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

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended June 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                          Risk Factors.

N/A

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2009, we issued 450,000 for consulting services to certain consultants.   Such shares were issued in reliance on Section 4(2) of the Securities Act of 1933 for transactions by us not involving a public offering.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	August 13, 2009