Form 10-Q
period 2009-09-30
Kabe Exploration Inc.
filed 2009-11-12
CIK 1394446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 333-141690

KABE EXPLORATION INC.

(Name registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	39-2052145 (I.R.S. Employer Identification No.)

5050 Avenida Encinas, Suite 270, Carlsbad, CA (Address of principal executive offices)	92008 (Zip Code)

Registrant’s telephone number, including area code:  (760) 931-1048

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

Number of shares of the registrant’s common stock outstanding as of November 10, 2009: 38,597,250 shares of Common Stock

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations and Comprehensive Loss

(Unaudited)

					For the Period
					of Inception
	For the three months ended September 30,		For the nine months ended September 30		from Jan. 1, 2006 through Sep. 30,
	2009	2008	2009	2008	2009

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees				—	6,713
Professional Fees	2,150		4,450	41,178	76,723
Consulting			45,000		45,000
Other Administrative Expenses	378		1,075	5,069	6,015
Loss on abandonment of					—
Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	2,528	—	50,525	46,247	139,451

Other Income
Interest Income	—	7	—	7	22
Interest Expense	—	—	—	—	(13)
	—	7	—	7	9

Net Loss	$(2,528)	$7	$(50,525)	$(46,240)	$(139,442)

Currency translation adjustment	—	—	(50)	—	(50)

Comprehensive income (loss)	(2,528)	7	(50,575)	(46,240)	(139,492)

Income/Loss Per Common Share:
Basic and Diluted	$(0.000)	$0.000	$(0.001)	$(0.001)

Weighted Average Shares Outstanding
Basic and Diluted:	37,325,000	33,875,000	37,155,220	35,714,420

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

					For the Period
					of Inception
	For the three months ended September 30,		For the nine months ended September 30,		from Jan. 1, 2006 through Sep. 30,
	2009	2008	2009	2008	2009

Cash flows from operating activities:
Net loss	$(2,528)	$7	$(50,525)	$(46,240)	$(139,442)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	—	45,000	—	45,000
Change in operating assets and liabilities:
Accounts Payable	—	—	—	16,509	16,509
Net cash (used by) operating activities	(2,528)	7	(5,525)	(29,731)	(77,933)

Cash flows from investing activities
Abandonment of mining leases	—	—	—	5,000	—
Net cash (used by) investing activities	—	—	—	5,000	—

Cash flows from financing activities:
Common stock issued for cash	—	—	—	12,000	62,250
Contribution of Capital			1,750		1,750
Proceeds (repayment) of loans	2,650	(4,000)	3,850	6,046	14,008
Bank Overdraft
Net cash (used) provided by financiang activities	2,650	(4,000)	5,600	18,046	78,008

Effect of exchange rates on cash	—	—	(50)	—	(50)

Net increase (decrease) in cash	122	(3,993)	25	(6,685)	25

Cash, beginning of the period	(97)	4,579	—	7,271	—

Cash, end of the period	$25	$586	$25	$586	$25

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—	$—	$13
Taxes paid	$—	$—	$—	$—	$—

The accompanying notes are an integreal part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiency

(Unaudited)

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	during the	Shareholders’
	Number of		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500			15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250			2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925			11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200			16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987			5,250
Net loss for the year ended December 31, 2006					(226)	(226)

Balances, December 31, 2006	3,387,500	$3,388	$46,862		$(226)	$50,024

Net loss for the year ended December 31, 2007					(37,753)	(37,753)

Balances, December 31, 2007	3,387,500	$3,388	$46,862		$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700			12,000
Net loss for the year ended Dec. 31, 2008					(50,938)	(50,938)

Balances, December 31, 2008	3,687,500	$3,688	$58,562		$(88,917)	$(26,667)

10-for-1 stock split Janury 13, 2009	33,187,500	33,187	(33,187)			—
Balances after stock split	36,875,000	$36,875	$25,375		$(88,917)	$(26,667)
Common stock issued for services Apr 13, 2009 @ $0.01 per share	450,000	450	44,550			45,000
Additional Paid-in Capital January 2009			1,750			1,750
Net loss for the nine months.ended September 30, 2009					(50,525)	(50,525)
Currency translation adjustment				(50)		(50)

Balances, September 30, 2009	37,325,000	$37,325	$71,675	$(50)	$(139,442)	$(30,492)

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$25	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,046	5,546
Loan Payable - EPS	7,962	4,612

	30,517	26,667

Stockholders’ Deficiancy
Common Stock, $0.001 par value; authorized 75,000,000 shares 37,325,000 issued and outstanding at September 30, 2009 36,875,000 issued and outstanding at December 31, 2008	37,325	3,688
Additional Paid-In Capital	71,675	58,562
Accumulated other comprehensive loss	(50)	—
Deficit accumulated during the development stage	(139,442)	(88,917)

Total Stockholders’ Deficiancy	(30,492)	(26,667)

Total Liabilities and Stockholders’ Deficiancy	$25	$—

The accompanying notes are an integral part of these financial statements

 Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

September 30, 2009

1.                  Basis of Presentation and Nature of Operations

The unaudited interim financial statements as of and for the nine months ended September 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards

(“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2009, the Company has incurred an operating loss of $139,442. The Company’s working capital has been generated through the sales of common stock and contributed capital.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2009.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2009 and 2008.

	2009	2008
Numerator:

Basic and diluted net loss per share:

Comprehensive Net Loss	$(50,575)	$(46,247)

Denominator

Basic and diluted weighted average number of shares outstanding	37,155,220	35,177,750

Basic and Diluted Net Loss Per Share	$(0.001)	$(0.001)

3.                   Capital Structure

During the period from inception through September 30, 2009 the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, Realizing $12,000.

January, 2009	Additional Paid-in Capital in cash $1,750.

April 13, 2009	10-for-1 common stock forward stock split

April 13, 2009	Issued 450,000 shares of common stock for services at $ 0.01 per share

As of September 30, 2009 the Company has authorized 75,000,000 of $0.001 par common stock, of which 37,325,000 shares were issued and outstanding.

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

7.                      Subsequent Event

On October 22, 2009 the Company issued 1,272,250 shares of common stock.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2009, we have incurred cumulative losses of $139,442.  Professional fees increased to $2,150 for the three months ended September 30, 2009 from 0 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees decreased from $41,178 for the nine months ended September 30, 2008 to $4,450 for the nine months ended September 30, 2009 primarily as a result of cutbacks in our business in order to conserve cash.  We also incurred $45,000 in consulting fees for the nine months ended September 30, 2009 compared to 0 at September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital deficit of $30,492 as compared to a working capital deficit of $26,667 as of December 31, 2008. Our cash position was $25 as of September 30, 2009 compared to $0 as of December 31, 2008.  We have financed our company principally through the private placement of our common stock.  As of September 30, 2009, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2009, we have incurred an operating loss of $139,442.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.            Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A.         Risk Factors.

N/A

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

In October, 2009, we issued 1,016,250 shares to our law firm for legal services and an aggregate 256,000 shares to our directors for directors fees.  Such shares were issued in reliance on Section 4(2) of the Securities Act of 1933 for transactions by us not involving a public offering.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 12, 2009