Form 10-K
period 2009-12-31
Kabe Exploration Inc.
filed 2010-03-31
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2009, was $0.

State issuer’s revenues for its most recent fiscal year: $0

As of March 31, 2010, the issuer had 38,647,250 outstanding shares of Common Stock.

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

Item 4.        Reserved.

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since June 4, 2007, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “KABX,” however it has only been traded since February 13, 2009.  The following table shows the reported high and low closing prices per share for our common stock as reported on the Over-the-Counter Bulletin Board since February 13, 2009.

	High	Low
Year ended December 31, 2009
First quarter	$0.51	$0.275
Second quarter	$0.51	$0.055
Third quarter	$0.40	$0.07
Fourth quarter	$0.13	$0.07

Year ending December 31, 2010
First quarter (through March 30, 2010)	$0.25	$0.07

Holders

As of March 30, 2010 in accordance with our transfer agent records, we had 23 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future..

Recent Sales of Unregistered Securities

We issued 1,500,000 shares of common stock on January 16, 2006 to Antony Claydon our president, chief financial officer and director. Mr Claydon acquired these shares at a price of $0.01 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We issued 250,000 shares of common stock on August 23, 2006 to Rory Moss a director of the Company. Mr Moss acquired these shares at a price of $0.01 per share.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, we have incurred an operating loss of $272,259.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of December 31, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 8.        Financial Statements.

KABE EXPLORATION INC.

(A DEVELOPMENT STAGE COMPANY)

TABEL OF CONTENTS

PAGE	10	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	11	BALANCE SHEET AS OF DECEMBER 31, 2009 AND 2008

PAGE	12	STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	13	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	14	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGES	15-20	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Kabe Exploration, Inc.

Carlsbad, California

I have audited the accompanying balance sheet of Kabe Exploration, Inc. as of December 31, 2009 and 2008 and the related statements of operations and cash flows for the year then ended, and for the period from inception, (January 1, 2006), to December 31,2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kabe Exploration, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year then ended, and for the period from inception, (January 1, 2006), to December 31, 2009 in conformity with United States generally accepted accounting principles.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

March 29, 2010

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at December 31,

	2009	2008

ASSETS
Current Assets
Cash	$28	$—

Total Current Assets	$28	—

Non Current Assets
Mining Leases	—	—

Total Non Current Assets	—	—

Total Assets	$28	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,066	5,546
Loan Payable - EPS	8,487	4,612

Total Liabilities	31,062	26,667

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
38,647,250 as at December 31, 2009
36,875,000 shares as at December 31, 2008	38,647	36,875
Additional Paid-In Capital	202,578	25,375
Deficit accumulated during the development stage	(272,259)	(88,917)

Total Shareholders’ Equity	(31,034)	(26,667)

Total Liabilities and Shareholders’ Equity	$28	$—

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

			For the Period
	For the year	For the year	of Inception
	ended	ended	from Jan. 1, 2006
	Dec. 31,	Dec. 31,	through Dec. 31,
	2009	2008	2009

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	6,713
Professional Fees	106,600	43,228	178,873
Consultant Fees	50,000	—	50,000
Other Administrative Expenses	26,742	2,710	31,682
Loss on abandonment of Mineral Leases	—	5,000	5,000
Total General and Adminstrative Expenses	183,342	50,938	272,268

Other Inocme
Interest Income	—	13	22
Interest Expense	—	(13)	(13)
	—	—	9

Net Income (Loss)	$(183,342)	$(50,938)	$(272,259)

Income/Loss Per Common Share:
Basic and Diluted	$(0.049)	$(0.014)

Weighted Average Shares Outstanding
Basic and Diluted:	3,719,444	3,600,615

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception,  January 1, 2006, to December 31, 2009

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)

Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)

Balances, December 31, 2009	$38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
	For the year	For the year	of Inception
	ended	ended	from Jan. 1, 2006
	Dec. 31,	Dec. 31,	through Dec. 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(183,342)	$(50,938)	$(272,259)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	177,225		177,225
Change in operating assets and liabilities:
Accounts Payable	—	16,509	16,509
Net cash (used by) operating activities	(6,117)	(34,429)	(78,525)

Cash flows from investing activities
Abandonment of mining leases	—	5,000	—
Net cash (used by) investing activities	—	5,000	—

Cash flows from financing activities:
Common stock issued for cash		12,000	62,250
Proceeds (repayment) of loans	4,395	10,158	14,553
Contibution of capital	1,750		1,750
Net cash (used) provided by financing activities	6,145	22,158	78,553

Net increase (decrease) in cash	28	(7,271)	28

Cash, beginning of the period	—	7,271	—

Cash, end of the period	$28	$—	$28

Supplemental cash flow disclosure:
Interest paid	$—	$13	$13
Taxes paid	$—	$—	$—

Kabe Exploration, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

December 31 2009

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company incurred a net loss of $183.342 in the year ended December 31, 2009 and has a cumulative net loss of $272,259 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $272,259. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Recent Accounting Pronouncements

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of December 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses, and loans payable.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year ended December 31, 2009 and 2008:

	2009	2008
Numerator:

Basic and diluted net loss per share:

Net Loss	$(51,117)	$(50,938)

Denominator

Basic and diluted weighted average number of shares outstanding	3,719,444	3,600,615

Basic and Diluted Net Loss Per Share	$(0.014)	$(0.014)

3.                   Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 16, 2006:         Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, Realizing $12,000.

April 13, 2009	The Board approved a ten-for-one reverse stock split.

April 13, 2009	Issued 450,000 shares of common stock at $0.10 per share for services. An expense of $45,000 was recorded.

April 13, 2009	Issued 256,000 shares of common stock at $0.10 per share for services. An expense of $26,500 was recorded.

April 13, 2009	Issued 50,000 shares of common stock at $0.10 per share for services. An expense of $5,000 was recorded.

April 13, 2009	Issued 1,016,250 shares of common stock at $0.10 per share for services. An expense of $101,625 was recorded.

Prior year statements have been restated to reflect the ten-for-one reverse stock split of April 13, 2009.

As of December 31, 2009 the Company has authorized 75,000,000 of $0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

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

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).        Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our executive officers and directors as of March 30, 2010:

Name	Age	Position

Erik Ulsteen	43	President, Chief Financial Officer, Secretary and Director
Stale Werner Nielsen	43	Director
Bjorn Rene Singdahlsen	39	Director

Erik Ulsteen. Mr. Ulsteen was appointed our President, Chief Financial Officer, Secretary and Director on February 14, 2008. Since 2004, Mr. Ulsteen has been Chief Executive Officer and Chairman of Emission & Power Solutions, Inc. (formerly Fuel FX International, Inc.). From 2002 until 2004, Mr. Ulsteen was President of Fuel FX International, Inc. Mr. Ulsteen’s broad management experience qualifies him to serve on our board.

Stale Werner Nielsen.  Mr. Nielsen was appointed a Director on March 20, 2008. Since 2003, Mr. Nielsen has been a Managing Director of Hoyer Industries AS which markets and distributes Evian water and Dannon yogurt products in Norway and Sweden. From 2000 to 2003, Mr. Nielsen was a Managing Director of Margarinfabrikken Norge AS. Mr. Nielsen’s background as a Managing Director and key member of management of large multi-national companies qualifies him to serve on our board.

Bjorn Rene Singdahlsen. Mr. Singdahlsen was appointed a Director on March 20, 2008. Since 2002 Mr. Singdahlsen has been Regional District Manager at Valora Holding AG, a trading and services company headquartered in Switzerland. Mr. Singdahlsen’s expertise as a District Manager and experience qualifies him to serve on our board.

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

Board Leadership Structure and Role in Risk Oversight.

We currently do not have a Chairman of the Board. Our President, Erik Ulsteen, calls meetings of the board. Currently our operations are limited and we believe that our current leadership structure allows the board to have better control of the direction of management, while still retaining independent oversight.

The board’s role in our risk oversight process includes receiving regular reports from members of management on areas of material risk to us, including operational, financial, legal and regulatory, and strategic risks. The full board receives these reports from management to enable it to understand our risk identification, risk management and risk mitigation strategies.

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

Item 11.           Executive Compensation.

Compensation of Executive Officers

Since inception, we have never paid to our executive officers, any salary or consulting fees.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers had any equity awards at December 31, 2009.

Employment Agreements

We have no written employment agreement with our executive officer at this time.

Director Compensation

Name	Stock Awards(1)	Total

Erik Ulsteen	$5,000	$5,000
Stale Werner Nielsen	$5,000	$5,000
Bjorn Rene Singdahlsen	$5,000	$5,000

(1)          Amounts represent the aggregate grant date fair value for fiscal year 2009 of stock awards granted in 2009 under ASC Topic 718.

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 30, 2010, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Erik Ulsteen	17,646,000	45.7%
Stale Werner Nielsen	130,000	*
Bjorn Rene Singdahlsen	130,000	*
All officers and directors as a group (3 persons)	17,906,000	46.4%

(1)                                  Except as otherwise indicated, the address of each beneficial owner is c/o Kabe Exploration Inc., 5050 Avenidas Encinas, Suite 270, Carlsbad, CA 92008.

(2)                                  Applicable percentage ownership is based on 38,647,250 shares of common stock outstanding as of March 30, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March

30, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.           Principal Accountant Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2009, we were billed approximately $2,300 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2008, we were billed approximately $2,200 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

Item 15.         Exhibits and Financial Statement Schedules.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Ulsteen	President, Chief Financial Officer, Secretary and Director	March 31, 2010
Erik Ulsteen

/s/ Stale Werner Nielsen	Director	March 31, 2010
Stale Werner Nielsen

/s/ Bjorn Rene Singdahlsen	Director	March 31, 2010
Bjorn Rene Singdahlsen