Form 10-Q
period 2010-03-31
Kabe Exploration Inc.
filed 2010-05-14
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of the registrant’s common stock outstanding as of May 14, 2010: 38,647,250 shares of Common Stock

PART I

Item 1.                                   Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$6	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,516	6,066
Loan Payable - EPS	10,232	8,487

Total Liabilities	33,257	31,062

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
38,647,250 as at March 31, 2009
38,647,250 as at December 31, 2009	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(274,476)	(272,259)

Total Shareholders’ Equity	(33,251)	(31,034)

Total Liabilities and Shareholders’ Equity	$6	$28

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

			For the Period
			of Inception
	For the Three Months Ended		from Jan. 1, 2006
	March 31,		through Mar. 31,
	2010	2009	2010

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	6,713
Professional Fees	1,725	400	180,598
Consultant Fees			50,000
Other Administrative Expenses	492	733	32,174
Loss on abandonment of Mineral Leases			5,000
Total General and Adminstrative Expenses	2,217	1,133	274,485

Other Inocme
Interest Income	—		22
Interest Expense	—		(13)
	—	—	9

Net Income (Loss)	$(2,217)	$(1,133)	$(274,476)

Income/Loss Per Common Share:
Basic and Diluted	$(0.001)	$(0.000)

Weighted Average Shares Outstanding Basic and Diluted:	3,719,444	3,687,500

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Three Months Ended		from Jan. 1, 2006
	March 31,		through Mar. 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(2,217)	$(1,133)	$(274,476)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	—	—	177,225
Change in operating assets and liabilities:
Accounts Payable	—	—	16,509
Net cash (used by) operating activities	(2,217)	(1,133)	(80,742)

Cash flows from investing activities
Abandonment of mining leases	—	—	—
Net cash (used by) investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	2,195	(700)	16,748
Contibution of capital	—	1,750	1,750
Net cash (used) provided by financing activities	2,195	1,050	80,748

Net increase (decrease) in cash	(22)	(83)	6

Cash, beginning of the period	28	—	—

Cash, end of the period	$6	$(83)	$6

Supplemental cash flow disclosure:
Interest paid	$—	$—	$13
Taxes paid	$—	$—	$—

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception,  January 1, 2006, to March 31, 2009

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)

Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)

Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the 3 mo. ended Mar. 31, 2010				(2,217)	(2,217)

	38,647,250	$38,647	$202,578	$(274,476)	$(33,251)

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010

(Unaudited)

1.    Basis of Presentation and Nature of Operations

The interim financial statements as of and for the three ended March 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

2.    Organization

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008 and is seeking new business opportunities.

3.    Summary of Significant Accounting Policies

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $2,217 in the three months ended March 31, 2010 and has a cumulative net loss of $274,476 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to exploit or lease mining claims, or engage a working interest partner, in order to  eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of March 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses, and loans payable.

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

The Company has no potentially dilutive securities outstanding as of March 31, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	2010	2009

Numerator:

Basic and diluted net loss per share:

Net Loss	$(2,217)	$(1,133)

Denominator

Basic and diluted weighted average number of shares outstanding	3,719,444	3,687,500

Basic and Diluted Net Loss Per Share	$(0.001)	$(0.000)

4.    Capital Structure

As of March 31, 2010 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

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

6.    Subsequent Events

On May 5, 2010, the Company entered into a Share Exchange Agreement with Centiuum Holdings Inc. and its stockholders whereby Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of the Company’s common stock.  In addition, the Company’s principal stockholder, Erik Ulsteen has agreed to deposit all of the shares of common stock owned by him aggregating 17,646,000 shares (the “Escrow Shares”) into escrow upon closing of the exchange.  At any time within 120 days after execution of the escrow agreement, the Escrow Shares will be released to Centiuum upon a cash investment of a minimum of $500,000 invested in the Company or the Company enters into executed contracts aggregating a minimum of $500,000 in cash flow to it.  The closing of the transactions are subject to customary closing conditions including due diligence.  Centiuum Holdings is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.

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

On May 5, 2010, we entered into a Share Exchange Agreement with Centiuum Holdings Inc. and its stockholders whereby Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of our common stock.  In addition, our principal stockholder, Erik Ulsteen has agreed to deposit all of the shares of our common stock owned by him aggregating 17,646,000 shares (the “Escrow Shares”) into escrow upon closing of the exchange.  At any time within 120 days after execution of the escrow agreement, the Escrow Shares will be released to Centiuum upon a cash investment of a minimum of $500,000 invested in Kabe or Kabe enters into executed contracts aggregating a minimum of $500,000 in cash flow to Kabe.  The closing of the transactions are subject to customary closing conditions including due diligence.  Centiuum Holdings is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.

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

As stated above, on May 5, 2010, we entered into an Share Exchange Agreement with Centiuum pursuant to which Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of our common stock.  Centiuum is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.

It is anticipated that any securities issued in the exchange will be issued in reliance upon exemption from registration under applicable federal and state securities laws.   The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

Closing of the exchange is subject to, among other things, customary closing conditions including due diligence.  There can be no assurance that the exchange will close.  In the event that the exchange does not close, we will continue to identify and pursue various business opportunities that have the potential to generate positive revenue, profits and cash flow.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2010, we have incurred cumulative losses of $274,476.  Professional fees increased to $1,725 for the three months ended March 31, 2010 from $400 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $33,251 as compared to a working capital deficit of $31,034 as of December 31, 2009.  Our cash position was $6 as of March 31, 2010 compared to $28 as of December 31, 2009.  We have financed our company principally through the private placement of our common stock.  As of March 31, 2010, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until March 31, 2010, we have incurred an operating loss of $274,476.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of March 31, 2010.

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

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	May 14, 2010