Form 10-Q
period 2010-06-30
Kabe Exploration Inc.
filed 2010-08-11
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-141690

KABE EXPLORATION INC.

(Name registrant as specified in its charter)

NEVADA	39-2052145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Avenida Encinas, Suite 360, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

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

Number of shares of the registrant’s common stock outstanding as of August 9, 2010: 39,003,250 shares of Common Stock

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$24	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,576	6,066
Loan Payable - EPS	11,197	8,487

Total Liabilities	34,282	31,062

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
38,647,250 as at June 30, 2010
38,647,250 as at December 31, 2009	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(275,483)	(272,259)

Total Shareholders’ Equity	(34,258)	(31,034)

Total Liabilities and Shareholders’ Equity	$24	$28

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Six Months Ended		from Jan. 1, 2006
	June 30,		June 30,		through June 30,
	2010	2009	2010	2009	2010

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	965	1,600	2,690	2,300	181,563
Consultant Fees	0	45,000		45,000	50,000
Other Administrative Expenses	42	14	534	747	32,216
Loss on abandonment of Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	1,007	46,614	3,224	48,047	275,492

Other Inocme
Interest Income	—	—	—	—	22
Interest Expense	—	—	—	—	(13)
	—	—			9

Net Income (Loss)	$(1,007)	$(46,614)	$(3,224)	$(48,047)	$(275,483)

Income/Loss Per Common Share:
Basic and Diluted	$(0.000)	$(0.001)	$(0.000)	$(0.001)

Weighted Average Shares Outstanding Basic and Diluted:	38,247,250	37,260,714	38,247,250	37,069,923

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception, January 1, 2006, to June 30, 2010

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)

Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)

Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the 6 mo. ended June 30, 2010				(3,224)	(3,224)

Balances, June 30, 2010	38,647,250	$38,647	$202,578	$(275,483)	$(34,258)

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

					For the Period
					of Inception
	For The Three Months Ended		For The Six Months Ended		from Jan. 1, 2006
	June 30,		June 30,		through June 30,
	2010	2009	2010	2009	2010

Cash flows from operating activities:
Net loss	$(1,007)	$(46,914)	$(3,224)	$(48,047)	$(275,483)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services		45,000		45,000	177,225
Change in operating assets and liabilities:
Accounts Payable					16,509
Net cash (used by) operating activities	(1,007)	(1,914)	(3,224)	(3,047)	(81,749)

Cash flows from investing activities
Abandonment of mining leases	—	—	—	—	—
Net cash (used by) investing activities	—	—			—

Cash flows from financing activities:
Common stock issued for cash				—	62,250
Proceeds (repayment) of loans	1,025	1,900	3,220	1,200	17,773
Contibution of capital				1,750	1,750
Bank Overdraft		97		97
Net cash (used) provided by financing activities	1,025	1,997	3,220	3,047	81,773

Net increase (decrease) in cash	18	83	(4)	—	24

Cash, beginning of the period	6	(83)	28	—	—

Cash, end of the period	$24	$—	$24	$—	$24

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—	$—
Taxes paid	$—	$—	$—	$—

The accompanying notes are an integreal part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

(Unaudited)

1.      Basis of Presentation and Nature of Operations

The interim financial statements as of and for the six months ended June 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

2.      Organization,  Nature of Business

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

Current Business of the Company

On May 5, 2010 the Company entered into a share exchange agreement with the shareholders of Centiuum Holdings, Inc., whereby the Company will exchange ten million (10,000,000) newly issued shares for all of the outstanding shares of Centiuum Holdings, Inc.  Centiuum Holdings, Inc. will thereby become a subsidiary of the Company.  The closing of the transactions are subject to customary closing conditions including due diligence.  Centium is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.

At the closing, the President of the Company, Erik Ulsteen, will deposit 10,000,000 of his Company shares into escrow.  The shares will be released to Centiuum stockholders upon Centiuum investing a minimum of $500,000 in the Company or if Centiuum and the Company enter into executed contracts aggregating a minimum of $500,000 cash flow to the Company at any time within 120 days after closing of the exchange.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The Company’s financial liabilities were measured against the three levels of inputs required by the standard to measure fair value:

Chapman Industries Loan	$6,576
Loan Payable – EPS	$11,197

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined in the following.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $3,224 in the six months ended June 30, 2010 and has a cumulative net loss of $275,483 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $275,483. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of June 30, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2010 and 2009:

	2010	2009
Numerator:

Basic and diluted net loss per share:

Net Loss	$(3,224)	$(48,047)

Denominator

Basic and diluted weighted average number of shares outstanding	38,247,250	37,069,923

Basic and Diluted Net Loss Per Share	$(0.000)	$(0.001)

Recent Accounting Pronouncements

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification ( “ASC”) and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   It will not have an impact on the Company’s financial position, results of operations or cash flows.

In May, 2009, the FASB issued ASC 855, (formerly SFAS 165) Subsequent Events, which established general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

4.      Capital Structure

As of June 30, 2010 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

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

On May 5, 2010, we entered into a Share Exchange Agreement with Centiuum Holdings Inc. and its stockholders whereby Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of our common stock.  In addition, our principal stockholder, Erik Ulsteen has agreed to deposit 10,000,000 shares of our common stock owned by him (the “Escrow Shares”) into escrow upon closing of the exchange.  At any time within 120 days after closing of the exchange, the Escrow Shares will be released to Centiuum upon a cash investment of a minimum of $500,000 invested in Kabe or Kabe enters into executed contracts aggregating a minimum of $500,000 in cash flow to Kabe.  The closing of the transactions are subject to customary closing conditions including due diligence.  Centiuum Holdings is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.

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

As stated above, on May 5, 2010, we entered into a Share Exchange Agreement with Centiuum pursuant to which Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of our common stock.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2010, we have incurred cumulative losses of $275,483.  Professional fees decreased to $965 for the three months ended June 30, 2010 from $1,600 for the three months ended June 30, 2009.  Consulting fees decreased to 0 for the three months ended June 30, 2010 from $45,000 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees increased from $2,300 for the six months ended June 30, 2009 to $2,690 for the six months ended June 30, 2010.   primarily as a result of cutbacks in our business in order to conserve cash.  Consulting fees decreased to 0 for the six months ended June 30, 2010 from $45,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $34,258 as compared to a working capital deficit of $31,034 as of December 31, 2009.  Our cash position was $24 as of June 30, 2010 compared to $28 as of December 31, 2009.  We have financed our company principally through the private placement of our common stock.  As of June 30, 2010, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until June 30, 2010, we have incurred an operating loss of $275,483.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.         Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3.         Defaults Upon Senior Securities.

N/A

Item 4.         Reserved.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Title of Document

2.1	Share Exchange Agreement dated as of May 5, 2010 by and among Kabe Exploration Inc., Centiuum Holdings Inc. and the shareholders of Centiuum Holdings Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	August 11, 2010