Form 10-Q
period 2010-09-30
Kabe Exploration Inc.
filed 2010-11-22
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of the registrant’s common stock outstanding as of November 19, 2010: 38,647,250 shares of Common Stock

TABLE OF CONTENTS

Part I

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

Part II

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Reserved

Item5.	Other Information.

Item 6.	Exhibits.

Signatures

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	September 30	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$—	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank Overdraft	18	—
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,576	6,066
Loan Payable - EPS	12,103	8,487

Total Liabilities	35,206	31,062

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
38,647,250 as at September 30, 2010
38,647,250 as at December 31, 2009	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(276,431)	(272,259)

Total Shareholders’ Equity	(35,206)	(31,034)

Total Liabilities and Shareholders’ Equity	$—	$28

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Nine Months Ended		from Jan. 1, 2006
	September 30,		September 30,		through Sep. 30,
	2010	2009	2010	2009	2010

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	906	2,150	4,046	4,450	182,469
Consultant Fees	0			45,000	50,000
Other Administrative Expenses	42	378	126	1,125	32,258
Loss on abandonment of Mineral Leases	—	—	—		5,000
Total General and Adminstrative Expenses	948	2,528	4,172	50,575	276,440

Other Inocme
Interest Income	—	—	—		22
Interest Expense	—	—	—		(13)
	—	—	—	—	9

Net Income (Loss)	$(948)	$(2,528)	$(4,172)	$(50,575)	$(276,431)

Income/Loss Per Common Share:
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding Basic and Diluted:	38,647,250	37,325,000	38,647,250	37,155,220

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception,  January 1, 2006, to September 30, 2010

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)

Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)

Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the 9 mo. ended Sep. 30, 2010				(4,172)	(4,172)

Balances, September 30, 2010	38,647,250	$38,647	$202,578	$(276,431)	$(35,206)

The accompnying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Nine Months Ended		from Jan. 1, 2006
	September 30,		through Sep. 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(4,172)	$(50,575)	$(276,431)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services		45,000	177,225
Change in operating assets and liabilities:
Accounts Payable			16,509
Net cash (used by) operating activities	(4,172)	(5,575)	(82,697)

Cash flows from investing activities
Abandonment of mining leases	—	—	—
Net cash (used by) investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash		—	62,250
Proceeds (repayment) of loans	4,126	3,850	18,679
Contibution of capital		1,750	1,750
Bank Overdraft	18		18
Net cash (used) provided by financing activities	4,144	5,600	82,697

Net increase (decrease) in cash	(28)	25	—

Cash, beginning of the period	28	—	—

Cash, end of the period	$—	$25	$—

Supplemental cash flow disclosure:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integreal part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2010

(Unaudited)

1.      Basis of Presentation and Nature of Operations

The interim financial statements as of and for the nine months ended Septgember 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

2.      Organization,  Nature of Business

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

Current Business of the Company

On May 5, 2010,  the Company entered into a share exchange agreement with the shareholders of Centiuum Holdings, Inc., a Delaware public company, whereby the Company was to exchange ten Million (10,000,000) newly issued Company shares for all of the outstanding shares of Centiuum Holdings, Inc., 1,000 shares, dependent upon certain investments by Centiuum into the Company.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial liabilities as at September 30, 2010 were measured against the three levels of inputs required by the standard to measure fair value:

Chapman Industries Loan	$6,576	Level 2 based on promissory notes
Loan Payable – EPS	$12,103	Level 2 based on promissory notes

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $4,172 in the nine months ended September 30, 2010 and has a cumulative net loss of $276,431 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $276,431. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2010, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2010 and 2009:

	2010	2009
Numerator:

Basic and diluted net loss per share:

Net Loss	$(4,172)	$(50,575)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	37,155,220

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

4.                   Capital Structure

As of September 30, 2010 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

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

6.                   Subsequent Events

Events subsequent to September 30, 2010 have been evaluated through November 19, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  On October 29, 2010, the Company, Centiuum Holdings, Inc. and the shareholders of Centiuum entered into an Agreement of Termination and Release with respect to the Share Exchange Agreement dated as of May 5, 2010.

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

On May 5, 2010, we entered into a Share Exchange Agreement with Centiuum Holdings Inc. and its stockholders whereby Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of our common stock.  In addition, our principal stockholder, Erik Ulsteen has agreed to deposit 10,000,000 shares of our common stock owned by him (the “Escrow Shares”) into escrow upon closing of the exchange.  At any time within 120 days after closing of the exchange, the Escrow Shares will be released to Centiuum upon a cash investment of a minimum of $500,000 invested in Kabe or Kabe enters into executed contracts aggregating a minimum of $500,000 in cash flow to Kabe.  The closing of the transactions are subject to customary closing conditions including due diligence.  Centiuum Holdings is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.  On October 29, 2010, we entered into an Agreement of Termination and Release with Centiuum and the shareholders of Centiuum with respect to the Share Exchange Agreement dated as of May 5, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2010, we have incurred cumulative losses of $276,431.  Professional fees decreased to $906 for the three months ended September 30, 2010 from $2,150 for the three months ended September 30, 2009.  Other Administrative expenses decreased to $42 for the three months ended September 30, 2010 from $378 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees decreased to $4,046 for the nine months ended September 30, 2010 from $4,450 for the nine months ended September 30, 2009 primarily as a result of cutbacks in our business in order to conserve cash. Consulting fees decreased to $0 for the nine months ended September 30, 2010 from $45,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $35,206 as compared to a working capital deficit of $31,034 as of December 31, 2009.  Our cash position was $0 as of September 30, 2010 compared to $28 as of December 31, 2009.  We have financed our company principally through the private placement of our common stock.  As of September 30, 2010, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2010, we have incurred an operating loss of $276,431.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 22, 2010