Form 10-K
period 2010-12-31
Kabe Exploration Inc.
filed 2011-03-29
CIK 1394446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2010, was $11,594,175.

State issuer’s revenues for its most recent fiscal year: $0

As of March 29, 2011, the issuer had 38,647,250 outstanding shares of Common Stock.

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

Employees

As of March 29, 2011 we have no employees other than Mr. Ulsteen.

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

	High	Low
Year ended December 31, 2009
First quarter	$0.51	$0.275
Second quarter	$0.51	$0.055
Third quarter	$0.40	$0.07
Fourth quarter	$0.13	$0.07

Year ending December 31, 2010
First quarter	$0.25	$0.07
Second quarter	$0.35	$0.125
Third quarter	$0.44	$0.08
Fourth quarter	$0.08	$0.03

Year ending December 31, 2011
First quarter (through March 29, 2011)	$0.04	$0.04

Holders

As of March 29, 2011 in accordance with our transfer agent records, we had 29 stockholders of record.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 1, 2006. Since inception, we have incurred an operating loss of $281,707. Our working capital has been generated through sales of common stock. Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of December 31, 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 8.    Financial Statements.

KABE EXPLORATION INC.

(A DEVELOPMENT STAGE COMPANY)

TABEL OF CONTENTS

PAGE	10	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	11	BALANCE SHEET AS OF DECEMBER 31, 2010 AND 2009

PAGE	12	STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2010.

PAGE	13	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2010.

PAGE	14	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2010.

PAGES	15-20	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders

Kabe Exploration, Inc.

Carlsbad, California

I have audited the accompanying balance sheet of Kabe Exploration, Inc. as of December 31, 2010 and 2009 and the related statements of operations and cash flows for the year then ended, and for the period from inception, (January 1, 2006), to December 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kabe Exploration, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year then ended, and for the period from inception, (January 1, 2006) to December 31, 2010 in conformity with United States generally accepted accounting principles.

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

/s/

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

March 7, 2011

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at December 31,

	2010	2009

ASSETS
Current Assets
Cash	$126	$28

Total Assets	$126	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,776	6,066
Loan Payable - EPS	17,323	8,487

Total Liabilities	40,608	31,062

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
38,647,250 as at December 31, 2010
38,647,250 shares as at December 31, 2009	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(281,707)	(272,259)

Total Shareholders’ Equity (Deficit)	(40,482)	(31,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$126	$28

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

For the year ended and three months ended December 31, 2010 and 2009

					For the Period
	For the		For the		of Inception
	Three Months Ended		Year Ended		from Jan. 1, 2006
	December 31,		December 31,		through Dec. 31,
	2010	2009	2010	2009	2010

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	3,765	102,150	7,811	106,600	186,234
Consultant Fees	—	5,000	—	50,000	50,000
Other Administrative Expenses	1,511	25,618	1,637	26,742	33,769
Loss on abandonment of Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	5,276	135,767	9,448	183,342	281,716

Other Inocme
Interest Income	—	—	—	—	22
Interest Expense	—	—	—	—	(13)
	—	—	—	—	9

Net Income (Loss)	$(5,276)	$(135,767)	$(9,448)	$(183,342)	$(281,707)

Income/(Loss) Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding, Basic and Diluted:	38,647,250	38,647,250	38,647,250	38,147,136

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception, January 1, 2006, to December 31, 2010

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan.16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash,Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash,Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash,Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash,Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)

Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year				(183,342)	(183,342)
Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the year				(9,448)	(9,448)
Balance, December 31. 2010	38,647,250	$38,647	$202,578	$(281,707)	$(40,482)

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

For they year ended December 31,

			For the Period
			of Inception
			from Jan. 1, 2006
			through Dec. 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(9,448)	$(183,342)	$(281,707)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—	—
Stock issued for services		177,225	177,225
Change in operating assets and liabilities:
Accounts Payable	9,546	—	26,055
Net cash provided by (used by) operating activities	98	(6,117)	(78,427)

Cash flows from investing activities:
Net cash (used by) investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash	—	—	62,250
Proceeds (repayment) of loans	—	4,395	14,553
Contibution of capital	—	1,750	1,750
Net cash provided by financing activities	—	6,145	78,553

Net increase (decrease) in cash	98	28	126

Cash, beginning of the period	28	—	—

Cash, end of the period	$126	$28	$126

Supplemental cash flow disclosure:
Interest paid	$—	$—	$13
Taxes paid	$—	$—	$—

The accompanying notes are an integreal part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

1.              Organization, Nature of Business

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005. The company was originally formed for mineral exploration in the United States. The Company abandoned its Mineral Leases in 2008.

Current Business of the Company

On May 5, 2010 the Company effected a Share Exchange Agreement with the shareholders of Centiuum Holdings, Inc., a Delaware public company, whereby the Company was to exchange ten Million (10,000,000) newly issued Company shares for all of the outstanding shares of Centiuum Holdings, Inc., 1,000 shares, dependent upon certain investments by Centiuum into the Company. On October 29, 2010, the Company, with Centiuum Holdings, Inc. and shareholders of Centiuum, entered into an Agreement of Termination and Release with respect to this agreement.

The Company is seeking new business opportunities.

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

Chapman Industries Loan	$6,776	Level 2 based on promissory notes
Loan Payable – EPS	$17,323	Level 2 based on promissory notes

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company incurred a net loss of $9,448 in the year ended December 31, 2010 and has a cumulative net loss of $281,707 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $281,707. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2010 and 2009:

	2010	2009

Numerator:

Basic and diluted net loss per share:

Net Loss	$(9,448)	$(183,342)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	37,194,437

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.05)

Recent Accounting Pronouncements

On December 1, 2009 the Company adopted the guidance in Accounting Standards Codification (“ASC”) 805, “Business Combinations”. ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company adopted the newly ratified guidance which is part of ASC 815-40, “Contracts in Entity’s Own Equity”. ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

3.            Capital Structure

During the period from inception through December 31, 2010, the Company entered into the following equity transactions:

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

As of December 31, 2010 the Company has authorized 75,000,000 of $0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

4.                Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

5.                Subsequent Events

Events subsequent to December 31, 2010 have been evaluated through March 7, 2010, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our executive officers and directors as of March 29, 2011:

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

Stale Werner Nielsen. Mr. Nielsen was appointed a Director on March 20, 2008. Since 2003, Mr. Nielsen has been a Managing Director of Hoyer Industries AS which markets and distributes Evian water and Dannon yogurt products in Norway and Sweden. From 2000 to 2003, Mr. Nielsen was a Managing Director of Margarinfabrikken Norge AS. Mr. Nielsen’s background as a Managing Director and key member of management of large multinational companies qualifies him to serve on our board.

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

None of our executive officers had any equity awards at December 31, 2010.

Employment Agreements

We have no written employment agreement with our executive officer at this time.

Director Compensation

We did not pay or issue any compensation to our directors during 2010.

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 29, 2011, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

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

(2)          Applicable percentage ownership is based on 38,647,250 shares of common stock outstanding as of March 29, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 14.         Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2010, we were billed approximately $1,700 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2009, we were billed approximately $2,300 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

Item 15.       Exhibits.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer,
Secretary

Date:	March 29, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Ulsteen	President, Chief Financial Officer, Secretary and Director	March 29, 2011
Erik Ulsteen

/s/ Stale Werner Nielsen	Director	March 29, 2011
Stale Werner Nielsen

/s/ Bjorn Rene Singdahlsen	Director	March 29, 2011
Bjorn Rene Singdahlsen