Form 10-Q
period 2011-03-31
Kabe Exploration Inc.
filed 2011-05-13
CIK 1394446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of the registrant’s common stock outstanding as of May 10, 2011: 38,647,250 shares of Common Stock

PART I

Item 1.    Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$78	$126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,776	6,776
Loan Payable - EPS	19,112	17,323

Total Liabilities	42,397	40,608

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 38,647,250 as at March 31, 2011 and December 31, 2010	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(283,544)	(281,707)

Total Shareholders’ Equity	(42,319)	(40,482)

Total Liabilities and Shareholders’ Equity	$78	$126

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

			For the Period
			of Inception
	For the Three Months Ended		from Jan. 1, 2006
	March 31,		through Mar. 31,
	2011	2010	2011

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	6,713
Professional Fees	975	1,725	187,209
Consultant Fees			50,000
Other Administrative Expenses	862	492	34,631
Loss on abandonment of
Mineral Leases			5,000
Total General and			—
Adminstrative Expenses	1,837	2,217	283,553

Other Inocme
Interest Income	—	—	22
Interest Expense	—	—	(13)
	—	—	9

Net Income (Loss)	$(1,837)	$(2,217)	$(283,544)

Income/Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding
Basic and Diluted:	38,647,250	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception,  January 1, 2006, to March 31, 2011

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)
Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)
Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the year ended Dec. 31, 2010				(9,448)	(9,448)
Balance, December 31, 2010	38,647,250	$38,647	$202,578	$(281,707)	$(40,482)

Net loss for the 3 months ended March 31, 2011				(1,837)	(1,837)
Balance, March 31, 2011	38,647,250	$38,647	$202,578	$(283,544)	$(42,319)

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Three Months Ended		from Jan. 1, 2006
	March 31,		through Mar. 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(1,837)	$(2,217)	$(283,544)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Stock issued for services	—	—	177,225
Change in operating assets and liabilities:
Accounts Payable	—	—	26,055
Net cash (used by) operating activities	(1,837)	(2,217)	(80,264)

Cash flows from investing activities
Abandonment of mining leases	—	—	—
Net cash (used by) investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	1,789	2,195	16,342
Contibution of capital	—	—	1,750
Net cash (used) provided by financing activities	1,789	2,195	80,342

Net increase (decrease) in cash	(48)	(22)	78

Cash, beginning of the period	126	28	—

Cash, end of the period	$78	$6	$78

Supplemental cash flow disclosure:
Interest paid	$—	$—	$13
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

March 31, 2011

(Unaudited)

1.              Basis of Presentation and Nature of Operations

The interim financial statements as of and for the three months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

Chapman Industries Loan	$6,576	Level 2 based on promissory notes
Loan Payable — EPS	$19,112	Level 2 based on promissory notes

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $1,837 in the three months ended March 31, 2011 and has a cumulative net loss of $283,544 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $283,544. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company had no potentially dilutive securities outstanding as of March 31, 2011 and 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	2011	2010
Numerator:

Basic and diluted net loss per share:

Net Loss	$(1,837)	$(2,217)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	38,647,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

4.              Capital Structure

As of March 31, 2011 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

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

6.              Subsequent Events

Events subsequent to March 31, 2011 have been evaluated through May 9, 2011, the  date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

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

On May 5, 2010, we entered into a Share Exchange Agreement with Centiuum Holdings Inc. and its stockholders whereby Centiuum’s stockholders will exchange all of their shares of common stock of Centiuum for 10,000,000 newly issued shares of our common stock.  In addition, our principal stockholder, Erik Ulsteen has agreed to deposit 10,000,000 shares of our common stock owned by him (the “Escrow Shares”) into escrow upon closing of the exchange.  At any time within 120 days after closing of the exchange, the Escrow Shares will be released to Centiuum upon a cash investment of a minimum of $500,000 invested in Kabe or Kabe enters into executed contracts aggregating a minimum of $500,000 in cash flow to Kabe.  The closing of the transactions are subject to customary closing conditions including due diligence.  Centiuum Holdings is a provider of consulting services, environmental engineering, clean development mechanism and project management services worldwide.  On October 29, 2010, we entered into  an Agreement of Termination and Release with Centiuum and the shareholders of Centiuum with respect to the Share Exchange Agreement dated as of May 5, 2010

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our failure to generate revenues since our inception; and (iii) our dependence on the sale of our equity securities and on the receipt of capital from outside sources to continue our operations. Our auditors have issued a going concern opinion regarding our business. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Plan of Operation

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2011, we have incurred cumulative losses of $283,544.  Professional fees decreased to $975 for the three months ended March 31, 2011 from $1,725 for the three months ended March 31, 2010.  Other Administrative expenses increased to $862 for the three months ended March 31, 2011 from $492 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of $42,319 as compared to a working capital deficit of $40,482 as of December 31, 2010.  Our cash position was $78 as of March 31, 2011 compared to $126 as of December 31, 2010.  We have financed our company principally through the private placement of our common stock.  As of March 31, 2011, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until March 31, 2011, we have incurred an operating loss of $283,544.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of March 31, 2011.

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

Item 4     Controls and Procedures.

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

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	May 13, 2011