Form 10-Q
period 2011-06-30
Kabe Exploration Inc.
filed 2011-08-15
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of the registrant’s common stock outstanding as of August 15, 2011: 38,647,250 shares of Common Stock

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$30	$126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	6,979	6,776
Loan Payable - EPS Inc.	23,059	17,323

Total Liabilities	46,547	40,608

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 38,647,250 as at June 30, 2011 and December 31, 2010	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(287,742)	(281,707)

Total Shareholders’ Equity	(46,517)	(40,482)

Total Liabilities and Shareholders’ Equity	$30	$126

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Six Months Ended		from Jan.1, 2006
	June 30,		June 30,		through June 30,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	9,988
Professional Fees	3,275	965	4,250	2,690	187,209
Consultant Fees					50,048
Other Administrative Expenses	48	42	910	534	34,631
Loss on abandonment of Mineral Leases					5,000
Total General and Adminstrative Expenses	3,323	1,007	5,160	3,224	286,876

Operating Income	(3,323)	(1,007)	(5,160)	(3,224)	(286,876)

Other Income
Interest Income	—	—	—	—	22
Interest Expense	(438)	—	(875)	—	(888)
	(438)	—	(875)	—	(866)

Net Income (Loss)	$(3,761)	$(1,007)	$(6,035)	$(3,224)	$(287,742)

Income/Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding
Basic and Diluted:	38,647,250	38,647,250	38,647,250	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception,  January 1, 2006, to June 30, 2011

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)
Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)
Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the year ended Dec. 31, 2010				(9,448)	(9,448)
Balance, December 31, 2010	38,647,250	$38,647	$202,578	$(281,707)	$(40,482)

Net loss for the 6 months ended June 30, 2011				(6,035)	(6,035)

Balances, June 30, 2011	38,647,250	$38,647	$202,578	$(287,742)	$(46,517)

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Six Months Ended		from Jan. 1, 2006
	June 30,		through June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(6,035)	$(3,224)	$(287,742)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—	—
Accrued Interest	875		875
Stock issued for services	—	—	177,225
Change in operating assets and liabilities:
Accounts Payable	—	—	16,509
Net cash (used by) operating activities	(5,160)	(3,224)	(93,133)

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	5,064	3,220	29,163
Contibution of capital			1,750
Net cash (used) provided by financing activities	5,064	3,220	93,163

Net increase (decrease) in cash	(96)	(4)	30

Cash, beginning of the period	126	28	—

Cash, end of the period	$30	$24	$30

Supplemental cash flow disclosure:
Interest paid	$—	$—	$13
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011

(Unaudited)

1.                  Basis of Presentation and Nature of Operations

The interim financial statements as of and for the six months ended June  30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2010 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June  30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

2.              Organization,  Nature of Business

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

Current Business of the Company

On May 5, 2010 the Company executed a Share Exchange Agreement with the shareholders of Centiuum Holdings, Inc., a Delaware public company, whereby the Company was to exchange ten Million (10,000,000) newly issued Company shares for all of the outstanding shares of Centiuum Holdings, Inc., 1,000 shares, dependent upon certain investments by Centiuum into the Company.   On October 29, 2010, the Company, with Centiuum Holdings, Inc. and shareholders of Centiuum, entered into an Agreement of Termination and Release with respect to this agreement.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has generated a net operating loss of approximately $287,000, which may be used until 2026 to offset taxable income.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of ($6,035) in the six months ended June 30, 2011 and has a cumulative net loss of ($287,742) since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of ($287,742). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company had no potentially dilutive securities outstanding as of June 30, 2011 and 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2011 and 2010:

	2011	2010
Numerator:

Basic and diluted net loss per share:

Net Loss	$(6,035)	$(3,224)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	38,647,210

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Recent Accounting Pronouncements

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

4.              Loans Payable

Chapman Industries Loan

	June 30,
	2011	2010
	$6,776	$6,576
Accrued Interest	203	0
	$6,979	$6,576

The loan carries interest at 6%, is payable on demand, has no terms of repayment and has no maturity date.

Loan Payable — EPS Inc.

	June 30,
	2011	2010
	$22,387	$11,197
Accrued Interest	672	0
	$23,059	$11,197

The loan carries interest at 6%, is payable on demand, has no terms of repayment and has no maturity date.

5.              Capital Structure

As of June 30, 2011 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

6.              Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

7.              Subsequent Events

Events subsequent to June 30, 2011 have been evaluated through August 15, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2011, we have incurred cumulative losses of $287,742.  Professional fees increased to $3,275 for the three months ended June 30, 2011 from $965 for the three months ended June 30, 2010.  Other Administrative expenses increased to $48 for the three months ended June 30, 2011 from $42 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees increased to $4,250 for the six months ended June 30, 2011 from $2,690 for the six months ended June 30, 2010.  Other Administrative expenses increased to $910 for the six months ended June 30, 2011 from $534 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $46,517 as compared to a working capital deficit of $40,482 as of December 31, 2010.  Our cash position was $30 as of June 30, 2011 compared to $126 as of December 31, 2010.  We have financed our company principally through the private placement of our common stock.  As of June 30, 2011, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until June 30, 2011, we have incurred an operating loss of $287,742.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	August 15, 2011