Form 10-Q
period 2011-09-30
Kabe Exploration Inc.
filed 2011-11-14
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 333-141690

KABE EXPLORATION INC.

(Name registrant as specified in its charter)

NEVADA	39-2052145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Avenida Encinas, Suite 360, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area	(760) 931-1048
code:

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

Number of shares of the registrant’s common stock outstanding as of November 14, 2011: 38,647,250 shares of Common Stock

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at September 30, 2011 (unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$207	$126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$16,509	$16,509
Chapman Industries Loan	7,182	6,776
Loan Payable - EPS Inc.	28,411	17,323

Total Liabilities	52,102	40,608

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
38,647,250 as at June 30, 2011 and December 31, 2010	38,647	38,647
Additional Paid-In Capital	202,578	202,578
Deficit accumulated during the development stage	(293,120)	(281,707)

Total Shareholders’ Equity	(51,895)	(40,482)

Total Liabilities and Shareholders’ Equity	$207	$126

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Nine Months Ended		from Jan.1, 2006
	September 30,		September 30,		through Sep. 30,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	9,988
Professional Fees	4,455	906	8,705	4,046	191,664
Consultant Fees	—	—	—	—	50,048
Other Administrative Expenses	48	42	958	126	34,679
Loss on abandonment of					—
Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	4,503	948	9,663	4,172	291,379

Operating Income	(4,503)	(948)	(9,663)	(4,172)	(291,379)

Other Income
Interest Income	—	—	—	—	22
Interest Expense	(875)	—	(1,750)	—	(1,763)
	(875)	—	(1,750)	—	(1,741)

Net Income (Loss)	$(5,378)	$(948)	$(11,413)	$(4,172)	$(293,120)

Income/Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted:	38,647,250	38,647,250	38,647,250	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception,  January 1, 2006, to September 30, 2011

(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders’
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan. 16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash, Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash, Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash, Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash, Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year ended December 31, 2006				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year ended December 31, 2007				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year ended Dec. 31, 2008				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)
Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year ended Dec. 31, 2009				$(183,342)	$(183,342)
Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the year ended Dec. 31, 2010				(9,448)	(9,448)
Balance, December 31, 2010	38,647,250	$38,647	$202,578	$(281,707)	$(40,482)

Net loss for the 9 months ended Sep. 30, 2011				(11,413)	(11,413)

Balances, September 30, 2011	38,647,250	$38,647	$202,578	$(293,120)	$(51,895)

The accompanying notes are an integreal part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

			For the Period
			of Inception
	For The Nine Months Ended		from Jan. 1, 2006
	September 30,		through Sep. 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(11,413)	$(4,172)	$(287,742)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—	—
Accrued Interest			875
Stock issued for services	—	—	177,225
Change in operating assets and liabilities:
Accounts Payable	—	—	16,509
Net cash (used by) operating activities	(11,413)	(4,172)	(93,133)

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	11,494	4,126	29,163
Contribution of capital			1,750
Bank Overdraft		18
Net cash (used) provided by financing activities	11,494	4,144	93,163

Net increase (decrease) in cash	81	(28)	30

Cash, beginning of the period	126	28	—

Cash, end of the period	$207	$—	$30

Supplemental cash flow disclosure:
Interest paid	$—	$—	$13
Taxes paid	$—	$—	$—

The accompanying notes are an integreal part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Unaudited)

1.                  Basis of Presentation and Nature of Operations

The interim financial statements as of and for the nine months ended September 30, 2011 reflect all adjustments which, in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2010 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

2.     Organization, Nature of Business

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company chose December 31 as its fiscal year end. The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial liabilities as at September 30, 2011 were measured against the three levels of inputs required by the standard to measure fair value:

Chapman Industries Loan	$7,182	Level 2 based on promissory notes
Loan Payable — EPS	$28,411	Level 2 based on promissory notes

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has generated a net operating loss of approximately $293,000, which may be used until 2026 to offset taxable income.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of ($11,413) in the nine months ended September 30, 2011 and has a cumulative net loss of ($293,120) since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of ($293,120). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company had no potentially dilutive securities outstanding as of September 30, 2011 and 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2011 and 2010:

	2011	2010

Numerator:

Basic and diluted net loss per share:

Net Loss	$(11,413)	$(4,172)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	38,647,210

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

4.     Loans Payable

Chapman Industries Loan

	September 30,
	2011	2010
	$6,776	$6,576
Accrued Interest	406	0
	$7,182	$6,576

The loan carries interest at 6%, is payable on demand, has no terms of repayment and has no maturity date.

Loan Payable — EPS Inc.

	September 30,
	2011	2010
	$27,067	$11,197
Accrued Interest	1344	0
	$28,411	$11,197

The loan carries interest at 6%, is payable on demand, has no terms of repayment and has no maturity date.

5.     Capital Structure

As of September 30, 2011 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 38,647,250 shares were issued and outstanding.

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

7.     Subsequent Events

Events subsequent to September 30, 2011 have been evaluated through November 8, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2011, we have incurred cumulative losses of $293,120.  Professional fees increased to $4,455 for the three months ended September 30, 2011 from $906 for the three months ended September 30, 2010.  Other Administrative expenses increased to $48 for the three months ended September 30, 2011 from $42 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees increased to $8,705 for the nine months ended September 30, 2011 from $4,046 for the nine months ended September 30, 2010.  Other Administrative expenses increased to $958 for the nine months ended September 30, 2011 from $126 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital deficit of $51,895 as compared to a working capital deficit of $40,482 as of December 31, 2010.  Our cash position was $207 as of September 30, 2011 compared to $126 as of December 31, 2010.  We have financed our company principally through the private placement of our common stock.  As of September 30, 2011, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2011, we have incurred an operating loss of $      .  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30,2011, filed on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 14, 2011