Form 10-K
period 2011-12-31
Kabe Exploration Inc.
filed 2012-03-27
CIK 1394446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2011, was $560,738.

As of March 22, 2012, the issuer had 39,203,250 outstanding shares of Common Stock.

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

Employees

As of March 22, 2012 we have no employees other than Mr. Ulsteen.

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

Item 4.                        Mining Safety Disclosures.

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

	High	Low

Year ending December 31, 2010
First quarter	$0.25	$0.07
Second quarter	$0.35	$0.125
Third quarter	$0.44	$0.08
Fourth quarter	$0.08	$0.03

Year ended December 31, 2011
First quarter	$0.04	$0.04
Second quarter	$0.04	$0.02
Third quarter	$0.08	$0.03
Fourth quarter	$0.08	$0.07

Holders

As of March 22, 2012 in accordance with our transfer agent records, we had 29 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We issued 556,000 shares of common stock on December 19, 2011 for services.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

Item 6.                        Selected Financial Data.

Not Applicable.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, we have incurred an operating loss of $338,496.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of December 31, 2011.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 8.                        Financial Statements.

KABE EXPLORATION INC.

(A DEVELOPMENT STAGE COMPANY)

TABEL OF CONTENTS

PAGE	10	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	11	BALANCE SHEET AS OF DECEMBER 31, 2011 AND 2010

PAGE	12	STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2011.

PAGE	13	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2011.

PAGE	14	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD JANUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2011.

PAGES	15	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Kabe Exploration, Inc.

Carlsbad, California

I have audited the accompanying balance sheet of Kabe Exploration, Inc. as of December 31, 2011 and 2010 and the related statements of operations and cash flows for the year then ended, and for the period from inception, (January 1, 2006), to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kabe Exploration, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year then ended, and for the period from inception, (January 1, 2006) to December 31, 2011 in conformity with United States generally accepted accounting principles.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

March 21, 2012

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at December 31,

	2011	2010

ASSETS
Current Assets
Cash	$349	$126

Total Assets	$349	$126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$18,288	$16,509
Chapman Industries Loan	7,776	6,776
Loan Payable - EPS	29,856	17,323

Total Liabilities	55,920	40,608

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
39,203,250 as at December 31, 2011
38,647,250 shares as at December 31, 2010	39,203	38,647
Additional Paid-In Capital	243,722	202,578
Deficit accumulated during the development stage	(338,496)	(281,707)

Total Shareholders’ Equity (Deficit)	(55,571)	(40,482)

Total Liabilities and Shareholders’ Equity (Deficit)	$349	$126

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

For the year ended and three months ended December 31, 2011 and 2010

					For the Period
	For the		For the		of Inception
	Three Months Ended		Year Ended		from Jan. 1, 2006
	December 31,		December 31,		through Dec. 31,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	625	3,765	6,305	7,811	192,539
Consultant Fees	43,700	—	42,700	—	92,700
Other Administrative Expenses	2,022	1,511	6,005	1,637	39,774
Loss on abandonment of Mineral Leases	—	—		—	5,000
Total General and Adminstrative Expenses	46,347	5,276	55,010	9,448	336,726

Other Inocme
Interest Income	—	—	—	—	22
Interest Expense	(29)	—	(1,779)	—	(1,792)
	(29)	—	(1,779)	—	(1,770)

Net Income (Loss)	$(46,376)	$(5,276)	$(56,789)	$(9,448)	$(338,496)

Income/(Loss) Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding, Basic and Diluted:	38,719,772	38,647,250	38,665,480	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception, January 1, 2006, to December 31, 2011

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	—	$—	$—	$—	$—
Common stock issued for cash, Jan.16, 2006	1,500,000	1,500	13500		15,000
Common stock issued for cash,Aug.23, 2006	250,000	250	2250		2,500
Common stock issued for cash,Sep. 21, 2006	575,000	575	10925		11,500
Common stock issued for cash,Oct. 31, 2006	800,000	800	15200		16,000
Common stock issued for cash,Nov.30, 2006	262,500	263	4987		5,250
Net loss for the year				(226)	(226)
Balances, December 31, 2006	3,387,500	$3,388	$46,862	$(226)	$50,024
Net loss for the year				(37,753)	(37,753)
Balances, December 31, 2007	3,387,500	$3,388	$46,862	$(37,979)	$12,271
Common stock issued for cash, Apr. 15, 2008 at $0.04 per share	300,000	300	11,700		12,000
Net loss for the year				(50,938)	(50,938)
Balances, December 31, 2008	3,687,500	$3,688	$58,562	$(88,917)	$(26,667)

Balances restated for 10-for-1 forward stock split, April 13, 2009	36,875,000	$36,875	$25,375	$(88,917)	$(26,667)
Additional Paid-in Capital January 2009			1,750		1,750
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	450,000	450	44,550		45,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	256,000	256	25,344		25,600
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	50,000	50	4,950		5,000
Common stock issued for services Apr. 13, 2009, @ $0.10 per share	1,016,250	1,016	100,609		101,625
Net loss for the year				(183,342)	(183,342)
Balances, December 31, 2009	38,647,250	$38,647	$202,578	$(272,259)	$(31,034)

Net loss for the year				(9,448)	(9,448)
Balance, December 31, 2010	38,647,250	$38,647	$202,578	$(281,707)	$(40,482)

Common stock issued for services December 19,2011, @ $0.075 per share	556,000	556	41,144		41,700
Net loss for the year				(56,789)	(56,789)
Balance, December 31, 2011	39,203,250	39,203	243,722	(338,496)	(55,571)

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

For they year ended December 31,

			For the Period
			of Inception
			from Jan. 1, 2006
			through Dec. 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(56,789)	$(9,448)	$(338,496)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—	—
Stock issued for services	41,700		218,925
Change in operating assets and liabilities:
Accounts Payable	1,779	9,546	18,288
Net cash provided by (used by) operating activities	(13,310)	98	(101,283)

Cash flows from investing activities:
Net cash (used by) investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash	—	—	62,250
Proceeds (repayment) of loans	13,533	—	37,632
Contibution of capital	—	—	1,750
Net cash provided by financing activities	13,533	—	101,632

Net increase (decrease) in cash	223	98	349

Cash, beginning of the period	126	28	—

Cash, end of the period	$349	$126	$349

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—

The accompanying notes are an integreal part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

1.                   Organization, Nature of Business

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

Current Business of the Company

On May 5, 2010, the Company effected a Share Exchange Agreement with the shareholders of Centiuum Holdings, Inc., a Delaware public company, whereby the Company was to exchange ten Million (10,000,000) newly issued Company shares for all of the outstanding shares of Centiuum Holdings, Inc., 1,000 shares, dependent upon certain investments by Centiuum into the Company.  On October 29, 2010, the Company, with Centiuum Holdings, Inc. and shareholders of Centiuum, entered into an Agreement of Termination and Release with respect to this agreement.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, reliability of long-lived assets, deferred taxes and stock option valuation.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial liabilities as at December 30, 2011 were measured against the three levels of inputs required by the standard to measure fair value:

Chapman Industries Loan	$7,776	Level 2 based on promissory notes
Loan Payable — EPS	$29,856	Level 2 based on promissory notes

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when, in the opinion of management, it is more likely than not that some or all of the expected deferred tax credits will not be realized. The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established, as it is more likely than not that some or all of the deferred tax credits will not be realized.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

The Company generated a deferred tax credit through net operating loss carryforward.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2011	2010
Loss for the year	$(56,789)	$(9,448)
Average statutory tax
Federal Rate	35%	35%
Expected income tax
Provision	$0	$0

Significant components of deferred income tax assets are as follows:

	2011	2010
Net operating losses
Carried forward	$338,000	$282,000
Federal Rate	35%	35%
Deferred Income Tax Asset	$118,300	$98,700
Valuation allowance	(118,300)	(98,700
Net deferred Income Tax Assets	$0	$0

The increase in valuation allowance for the year ended December 31, 2011 was $19,600 because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $338,000 for tax purposes which will expire in 2026 through 2031 if not utilized.

The fiscal years ended December 31, 2011, 2010, 2009 and 2008 are open for audit.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $56,789 in the year ended December 31, 2011 and has a cumulative net loss of $338,496 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $338,496. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2011.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2011 and 2010:

	2011	2010
Numerator:

Basic and diluted net loss per share:

Net Loss	$(56,789)	$(9,448)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	38,647,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

3.    Chapman Industries Loan

2011	2010
7,776	6,776

The loan is unsecured, bears no interest, has no terms of repayment, is payable upon demand and has no maturity date.

4.    Loan Payable - EBS

2011	2010
29,856	17,323

The loan is unsecured, bears no interest, has no terms of repayment, is payable upon demand and has no maturity date.

5.    Capital Structure

During the period from inception through December 31, 2011, the Company entered into the following equity transactions:

January 16, 2006:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Sold 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Sold 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Sold 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006:	Sold 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Sold 300,000 shares of common stock at $0.04 per share, realizing $12,000.

April 13, 2009	The Board approved a ten-for-one reverse stock split.

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

December 19, 2011 Issued 556,000 shares of common stock at $0.075 per share for services. An expense of $41,700 was recorded.

As of December 31, 2011 the Company has authorized 75,000,000 of $0.001 par common stock, of which 39,203,250 shares were issued and outstanding.

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

7.    Subsequent Events

Events subsequent to December 31, 2011 have been evaluated through March 21, 2012, the date these statements were available to be issued, to determine whether they should be disclosed.  Management found no subsequent events to be disclosed.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our executive officers and directors as of March 22, 2012:

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

None of our executive officers had any equity awards at December 31, 2011.

Employment Agreements

We have no written employment agreement with our executive officer at this time.

Director Compensation

We did not pay or issue any compensation to our directors during 2011.

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 21, 2012, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Erik Ulsteen (3)	20,192,000	51.5%
Stale Werner Nielsen	160,000	*
Bjorn Rene Singdahlsen	160,000	*
All officers and directors as a group (3 persons)	20,512,000	52.3%
5% or greater stockholder
Chapman Industries, Inc.	20,000,000	51.0%

(1)                                  Except as otherwise indicated, the address of each beneficial owner is c/o Kabe Exploration Inc., 5050 Avenidas Encinas, Suite 270, Carlsbad, CA 92008.

(2)                                  Applicable percentage ownership is based on 39,203,250 shares of common stock outstanding as of March 21, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 21, 2012 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 21, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)                                  Includes 20,000,000 shares of common stock owned by Chapman Industries, Inc.  Mr. Ulsteen is the sole stockholder of Chapman Industries, Inc.

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

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2011, we were billed approximately $2,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2010, we were billed approximately $2,500 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2011 were pre-approved by the entire Board of Directors.

Item 15.      Exhibits and Financial Statement Schedules.

Exhibit No.	Title of Document

3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form 10-SB filed on March 30, 2007).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form 10-SB filed March 30, 2007).

14	Code of Ethics (Incorporated by reference to exhibit 14 on Form 10-KSB filed March 28, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	March 27, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Ulsteen	President, Chief Financial Officer, Secretary and Director	March 27, 2012
Erik Ulsteen

/s/ Stale Werner Nielsen	Director	March 27, 2012
Stale Werner Nielsen

/s/ Bjorn Rene Singdahlsen	Director	March 27, 2012
Bjorn Rene Singdahlsen