Form 10-Q
period 2012-03-31
Kabe Exploration Inc.
filed 2012-05-18
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of the registrant’s common stock outstanding as of May 14, 2012: 39,203,250 shares of Common Stock

PART I

Item 1.   Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$301	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$8,202	$18,288
Chapman Industries Loan (Note 4)	53,757	7,776
Loan Payable - EPS (Note 4)	—	29,856

Total Liabilities	61,959	55,920

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 39,203,250 as at March 31, 2012 and December 31, 2011	39,203	39,203
Additional Paid-In Capital	243,722	243,722
Deficit accumulated during the development stage	(344,583)	(338,496)

Total Shareholders’ Equity	(61,658)	(55,571)

Total Liabilities and Shareholders’ Equity	$301	$349

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

			For the Period
			of Inception
	For the Three Months Ended		from Jan. 1, 2006
	March 31,		through Mar. 31,
	2012	2011	2012

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Operating Income	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	6,713
Professional Fees	1,925	975	194,464
Consultant Fees			92,700
Other Administrative Expenses	3,077	862	42,851
Loss on abandonment of Mineral Leases			5,000
Total General and Adminstrative Expenses	5,002	1,837	341,728

Other Inocme
Interest Income	—	—	22
Interest Expense	(1,085)	—	(2,877)
	(1,085)	—	(2,855)

Net Income (Loss)	$(6,087)	$(1,837)	$(344,583)

Income/Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted:	38,647,250	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Three Months Ended		from Jan. 1, 2006
	March 31,		through Mar. 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(6,087)	$(1,837)	$(344,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	—	—	218,925
Change in operating assets and liabilities:
Accounts Payable	(13,559)	—	4,729
Net cash (used by) operating activities	(19,646)	(1,837)	(120,929)

Cash flows from investing activities
Abandonment of mining leases	—	—	—
Net cash (used by) investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	19,598	1,789	57,230
Contibution of capital	—	—	1,750
Net cash (used) provided by financing activities	19,598	1,789	121,230

Net increase (decrease) in cash	(48)	(48)	301

Cash, beginning of the period	349	126	—

Cash, end of the period	$301	$78	$301

Supplemental cash flow disclosure:
Interest paid	$(1,085)	$—	$(2,877)
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

1.                  Basis of Presentation and Nature of Operations

The interim financial statements as of and for the three months ended March 31, 2012 reflect all adjustments which, in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2011 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial liabilities as at March 31, 2012 were measured against the three levels of inputs required by the standard to measure fair value:

Chapman Industries Loan	$53,757	Level 2 based on promissory notes

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has generated a net operating loss of approximately $344,583, which may be used until 2026 to offset taxable income.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of ($6,087) in the three months ended March 31, 2012 and has a cumulative net loss of ($344,583) since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of ($344,583). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company had no potentially dilutive securities outstanding as of March 31, 2012 and 2011.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 30, 2012 and 2011:

	2012	2011
Numerator:

Basic and diluted net loss per share:

Net Loss	$(6087)	$(1837)

Denominator

Basic and diluted weighted average number of shares outstanding	39,203,250	38,647,210

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update was amended in December 2011 by ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

4.              Loans Payable

Chapman Industries Loan

	March 31,
	2011	2011
Loan	$53,757	$0
Accrued Interest	$3,473	$0

In January, 2012 Chapman Industries absorbed into its loan the loan of EPS Inc.  Chapman Industries also assumed the accounts payable of the Company on the same date. The loan interest was raised to 8% from 6% in January 2012.  The loan is payable on demand, has no terms of repayment and has no maturity date. Chapman Industries is an entity controlled by the President of the Company and is considered a related party.

Loan Payable — EPS Inc.

	March 31,
	2012	2011
Loan	$0	$11,197
Accrued Interest	$0	0

In January, 2012 Chapman Industries absorbed into its loan the loan of EPS Inc.  The loan carried interest at 6%,was payable on demand, had no terms of repayment and had no maturity date.  EPS Inc. is an entity controlled by the President of the Company and is considered a related party.

5.              Capital Structure

As of March 30, 2012 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 39,203,250 shares were issued and outstanding.

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

7.              Subsequent Events

Events subsequent to March 31, 2012 have been evaluated through May 17, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2012, we have incurred cumulative losses of $344,583.  Professional fees increased to $1,925 for the three months ended March 31, 2012 from $975 for the three months ended March 31, 2011.  Other Administrative expenses increased to $3,077 for the three months ended March 31, 2012 from $862 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficit of $61,658 as compared to a working capital deficit of $55,571 as of December 31, 2011.  Our cash position was $301 as of March 31, 2012 compared to $349 as of December 31, 2011.  We have financed our company principally through the private placement of our common stock.  As of March 31, 2012, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until March 31, 2012, we have incurred an operating loss of $344,583.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of March 31, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 4    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i)  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii)  accumulated and communicated to our management to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute ssurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31,2012, filed on May 18, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer,
Secretary

Date:	May 18, 2012