Form 10-Q
period 2012-06-30
Kabe Exploration Inc.
filed 2012-08-14
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of the registrant’s common stock outstanding as of August 14, 2012: 39,203,250 shares of Common Stock

i

PART I

Item 1.                                   Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$254	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$9,364	$18,288
Chapman Industries Loan	58,113	7,776
Loan Payable - EPS Inc.	—	29,856

Total Liabilities	67,477	55,920

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
39,203,250 as at June 30, 2012 and December 31, 2011	39,203	39,203
Additional Paid-In Capital	243,722	243,722
Deficit accumulated during the development stage	(350,148)	(338,496)

Total Shareholders’ Equity	(67,223)	(55,571)

Total Liabilities and Shareholders’ Equity	$254	$349

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Six Months Ended		from Jan.1, 2006
	June 30,		June 30,		through June 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	3,005	3,275	3,230	4,250	197,468
Consultant Fees					92,700
Other Administrative Expenses	1,398	48	6,175	910	44,250
Loss on abandonment of Mineral Leases					5,000
Total General and Adminstrative Expenses	4,403	3,323	9,405	5,160	346,131

Operating Income	(4,403)	(3,323)	(9,405)	(5,160)	(346,131)

Other Income
Interest Income	—	—	—	—	22
Interest Expense	(1,162)	(438)	(2,247)	(875)	(4,039)
	(1,162)	(438)	(2,247)	(875)	(4,017)

Net Income (Loss)	$(5,565)	$(3,761)	$(11,652)	$(6,035)	$(350,148)

Income/Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted:	38,661,150	38,647,250	38,675,050	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Six Months Ended		from Jan. 1, 2006
	June 30,		through June 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(11,652)	$(6,035)	$(350,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	—	—	218,925
Change in operating assets and liabilities:
Accounts Payable	(8,925)	875	5,890
Net cash (used by) operating activities	(20,577)	(5,160)	(125,333)

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	20,481	5,064	61,586
Contibution of capital			1,750
Net cash (used) provided by financing activities	20,481	5,064	125,586

Net increase (decrease) in cash	(96)	(96)	253

Cash, beginning of the period	349	126	—

Cash, end of the period	$253	$30	$253

Supplemental cash flow disclosure:
Interest paid	$(4,026)	$—	$(2,877)
Taxes paid	$—	$—	$—

The accompanying notes are an integreal part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

(Unaudited)

1.                   Basis of Presentation and Nature of Operations

The interim financial statements as of and for the six months ended June 30, 2012 reflect all adjustments which, in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2011 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months period ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Chapman Industries Loan	$58,113	Level 2 based on promissory notes

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has generated a net operating loss of approximately $350,148, which may be used until 2026 to offset taxable income.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of ($11,652) in the six months ended June 30, 2012 and has a cumulative net loss of ($350,148) since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of ($350,148). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company had no potentially dilutive securities outstanding as of June 30, 2012 and 2011.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2012 and 2011:

	2012	2011

Numerator:

Basic and diluted net loss per share:

Net Loss	$(11,652)	$(6,035)

Denominator

Basic and diluted weighted average number of shares outstanding	38,675,050	38,647,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

4.                   Loans Payable

Chapman Industries Loan

	June 30,
	2012	2011
Loan	$58,113	$0
Accrued Interest	$4,635	$0

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

Loan Payable — EPS Inc.

	June 30,
	2012	2011
Loan	$0	$23,059
Accrued Interest	$0	0

In January, 2012 Chapman Industries absorbed into its loan the loan of EPS Inc.  The loan carried interest at 6%,was payable on demand, had no terms of repayment and had no maturity date.  EPS Inc. is an entity controlled by the President of the Company and is considered a related party.

5.                   Capital Structure

As of June 30, 2012 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 39,203,250 shares were issued and outstanding.

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

7.                   Subsequent Events

Events subsequent to June 30, 2012 have been evaluated through August 13, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2012, we have incurred cumulative losses of $350,148.  Professional fees decreased to $3,005 for the three months ended June 30, 2012 from $3,275 for the three months ended June 30, 2011.  Other Administrative expenses increased to $1,398 for the three months ended June 30, 2012 from $48 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees decreased to $3,230 for the six months ended June 30, 2012 from $4,250 for the six months ended June 30, 2011.  Other Administrative expenses increased to $6,175 for the six months ended June 30, 2012 from $910 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $67,223 as compared to a working capital deficit of $55,571 as of December 31, 2011.  Our cash position was $254 as of June 30, 2012 compared to $349 as of December 31, 2011.  We have financed our company principally through the private placement of our common stock.  As of June 30, 2012, we have no long term debt.

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

We had no potentially dilutive securities outstanding as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

II-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	August 14, 2012