Form 10-Q
period 2012-09-30
Kabe Exploration Inc.
filed 2012-11-13
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of the registrant’s common stock outstanding as of November 13, 2012: 39,203,250 shares of Common Stock

i

PART I

Item 1.                                 Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

as at September 30, 2012 (unaudited) and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$663	$349

Total Assets	$663	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$10,526	$18,288
Deposit	40,000
Chapman Industries Loan	63,487	7,776
Loan Payable - EPS Inc.	—	29,856

Total Current Liabilities	114,013	55,920

Stockholders’ (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding:
39,203,250 as at September 30, 2012 and December 31, 2011	39,203	39,203
Additional Paid-In Capital	243,722	243,722
Deficit accumulated during the development stage	(396,275)	(338,496)

Total Shareholders’ (Deficit)	(113,350)	(55,571)

Total Liabilities and Shareholders’ Equity	$663	$349

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Nine Months Ended		from Jan.1, 2006
	September 30,		September 30,		through Sep. 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—		—	6,713
Professional Fees	2,525	4,455	7,455	8,705	199,993
Consultant Fees	40,000	—	40,000	—	132,700
Other Administrative Expenses	2,440	48	6,915	958	46,690
Loss on abandonment of Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	44,965	4,503	54,370	9,663	391,096

Operating Income	(44,965)	(4,503)	(54,370)	(9,663)	(391,096)

Other Income
Interest Income	—	—	—	—	22
Interest Expense	(1,162)	(875)	(3,409)	(1,750)	(5,201)
	(1,162)	(875)	(3,409)	(1,750)	(5,179)

Net Income (Loss)	$(46,127)	$(5,378)	$(57,779)	$(11,413)	$(396,275)

Income/Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding
Basic and Diluted:	38,647,250	38,647,250	38,647,250	38,647,250

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

			For the Period
			of Inception
	For The Nine Months Ended		from Jan. 1, 2006
	September 30,		through Sep. 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(57,779)	$(11,413)	$(396,275)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—	—
Accrued Interest			—
Stock issued for services			218,925
Change in operating assets and liabilities:
Deposit	40,000		40,000
Accounts Payable	(7,762)		10,526
Net cash (used by) operating activities	(25,541)	(11,413)	(126,824)

Cash flows from financing activities:
Common stock issued for cash			62,250
Proceeds (repayment) of loans	25,855	11,494	63,487
Contribution of capital			1,750
Bank Overdraft
Net cash (used) provided by financing activities	25,855	11,494	127,487

Net increase (decrease) in cash	314	81	663

Cash, beginning of the period	349	126	—

Cash, end of the period	$663	$207	$663

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

1.                  Basis of Presentation and Nature of Operations

The interim financial statements as of and for the nine months ended September 30, 2012 reflect all adjustments which, in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2011 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Chapman Industries Loan	$63,487

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of ($57,779) in the nine months ended September 30, 2012 and has a cumulative net loss of ($396,275) since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of ($396,275). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company had no potentially dilutive securities outstanding as of September 30, 2012 and 2011.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2012 and 2011:

	2012	2011

Numerator:

Basic and diluted net loss per share:

Net Loss	$(57,779)	$(11,413)

Denominator

Basic and diluted weighted average number of shares outstanding	38,647,250	38,647,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

4.                  Loans Payable

Chapman Industries Loan

	September 30,
	2012	2011
Loan	$63,587	$7,776
Accrued Interest	$5,798	$0

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

Loan Payable — EPS Inc.

	September 30,
	2012	2011
Loan	$0	$29,856
Accrued Interest	$0	0

In January, 2012 Chapman Industries absorbed into its loan the loan of EPS Inc.  The loan carried interest at 6%,was payable on demand, had no terms of repayment and had no maturity date.  EPS Inc. is an entity controlled by the President of the Company and is considered a related party.

5.                  Capital Structure

As of September 30, 2012 the Company has authorized 75,000,000 of $ 0.001 par common stock, of which 39,203,250 shares were issued and outstanding.

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

7.                  Subsequent Events

Events subsequent to September 30, 2012 have been evaluated through November 12, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2012, we have incurred cumulative losses of ($396,275).  Professional fees decreased to $2,525 for the three months ended September 30, 2012 from $4,455 for the three months ended September 30, 2011.  Consultant fees increased to $40,000 for the three months ended September 30, 2012 from $0 for the three months ended September 30, 2011.  Other Administrative expenses increased to $2,440 for the three months ended September 30, 2012 from $48 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees decreased to $7,455 for the nine months ended September 30, 2012 from $8,705 for the nine months ended September 30, 2011.  Consultant fees increased to $40,000 for the nine months ended September 30, 2012 from $0 for the nine months ended September 30, 2011.  Other Administrative expenses increased to $6,915 for the nine months ended September 30, 2012 from $958 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $113,350 as compared to a working capital deficit of $55,571 as of December 31, 2011.  Our cash position was $663 as of September 30, 2012 compared to $349 as of December 31, 2011.  We have financed our company principally through the private placement of our common stock.  As of September 30, 2012, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2012, we have incurred an operating loss of $     .  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, filed on November 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

II-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 13, 2012

II-2