Form 10-K
period 2012-12-31
Kabe Exploration Inc.
filed 2013-04-16
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

KABE EXPLORATION INC.

(Name registrant as specified in its charter)

NEVADA	39-2052145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Road, Suite 357, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 699 1359

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2012, was $2,496,750.

As of April 16, 2013, the issuer had 123,954,750 outstanding shares of Common Stock.

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

On _February 21, 2013, Kabe purchased 320 Mineral lease acres in Butler County Kansas representing a 81% Net Revenue Interest, or NRI. We plan to drill shallow wells 3300-6000 ft. on a turnkey basis, which is a very low cost drilling program. We hope to achieve production of approx. 100-200 barrels per day, or BPD, for each well and we plan to drill 1 well initially and up to 7 wells if results from the first one are positive We are currently in a pre-production phase and are gearing up towards full production development. We have set a target date of August 2013 to begin drilling test wells in target zones. Drilling might commence sooner based on funding received.

All share amounts in this Form 10-K have been adjusted to account for a 3:1 forward split of the authorized and issued common stock effected on December 11, 2012.

We were incorporated as a Nevada corporation on December 15, 2005.  Our principal executive office is located at 3525 Del Mar Heights Rd Suite 357, San Diego, CA 92130

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our failure to generate revenues since our inception; and (iii) our dependence on the sale of our equity securities and on the receipt of capital from outside sources to continue our operations. Our auditors have issued a going concern opinion regarding our business. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Title to Properties

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire leases or enter into other agreements to obtain control over interests in acreage believed to be suitable for drilling operations. In many instances, our partners have acquired rights to the prospective acreage and we have a contractual right to have our interests in that acreage assigned to us. In some cases, we are in the process of having those interests so assigned. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the operator will prepare a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. We believe that titles to our leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation, and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability, and cash flow from operations.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

General

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our drilling operations will require permit or authorizations from federal, state or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We further believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

Federal Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale of natural gas and its component parts in interstate commerce has been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC. Our sales of natural gas, including condensate and liquids, may be affected by the availability, terms, and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action FERC will take on these matters. Some of FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with whom we compete.

State Regulation

Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the crude oil and natural gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our consolidated financial position or results of operations.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed, or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a “petroleum exclusion” from the definition of “hazardous,” state laws affecting our operations impose cleanup liability relating to petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain wastes which are uniquely associated with field operations as “non-hazardous,” such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently own or lease properties that for many years have been used for the exploration and production of natural gas and crude oil. These properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators; to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

Oil Pollution Act of 1990

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act (“OPA”) contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.

U.S. Environmental Protection Agency

U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The RCRA provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, crude oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility. We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

Resource Conservation Recovery Act

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Safe Drinking Water Act

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

Air Emissions and Climate Change

The federal Clean Air Act (“CAA”) imposes permit requirements and operational restrictions on certain sources of emissions used in our operations. In April 2012, the EPA issued a final rule amending its New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPs”) for oil and natural gas facilities.  The purpose of the new rule is to limit emissions of volatile organic compounds (“VOCs”), sulfur dioxide (SO2), and hazardous air pollutants (HAPs) from a variety of sources within natural gas processing plants, oil and natural gas production facilities, and natural gas transmission compressor stations.  The rule also regulates emissions from certain hydraulically fractured gas wells, which previously were subject to such standards.

The rule requires all new hydraulically fractured wells, and existing wells that are refractured, to control emissions of VOCs released during well completion.  Prior to January 1, 2015, all such wells have the option of either combusting these emissions, or capturing them using a “green completion” device capable of separating VOCs and natural gas (methane) from the flowback fluid.  After January 1, 2015 and subject to a potential one year extension, wells will be required to utilize green completion devices.  As the new rule went into effect in October 2012, we are still reviewing the potential impact on our business and operations.

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas (“GHG”) emissions citing its authority under the CAA. Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources, and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

Regulation of Hydraulic Fracturing

Our industry uses hydraulic fracturing to recover oil and natural gas in deep shale and other previously inaccessible subsurface geological formations. Hydraulic fracturing (or “fracking”) is a process to significantly increase production in drilled wells by creating or expanding cracks, or fractures, in underground formations by injecting water, sand and other additives into formations at high pressures. Like others in our industry, we use this process as a means to increase the productivity of our wells. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public.

Under the Safe Drinking Water Act (“SDWA”), the EPA is prohibited from regulating the injection of fracking fluids through its underground injection control program, except in limited circumstances (for example, the EPA has asserted that it has authority to regulate when diesel is a component of the fluids). Waters produced from fracking operations must be disposed of in accordance with federal and state regulations. As discussed above, the EPA has announced an intention to propose pre-treatment standards for produced waters that are to be disposed of at third-party wastewater treatment plants. Separately, the EPA is studying the effects of fracking on drinking water as a result of Congressional and public concern over fracking’s potential to impact groundwater supplies, and the EPA has indicated that it expects to issue its findings later this year.

In that regard, the EPA recently issued a study indicating that contamination may have resulted from certain fracking operations in Wyoming. The operator of the wells has challenged the EPA’s findings, contending that other activities may be to blame for contaminated groundwater in the area, but the EPA’s findings can be expected to draw increased attention to potential groundwater impacts from fracking. In late 2011, the DOE Shale Gas Subcommittee recommended further study and coordination of federal, state and local efforts to determine and monitor potential groundwater impacts from fracking activities.

Other federal agencies, including the DOE and the Department of Interior, and the U.S. Congress are also investigating the potential impacts of fracking. In addition, bills have been introduced in the U.S. Congress to amend the SWDA to allow the EPA to regulate the injection of fracking fluids, which could require our and similar operations to meet federal permitting and financial assurance requirements, adhere to certain construction and testing specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. In addition, the federal Bureau of Land Management is developing draft regulations that would require companies drilling on federal land to disclose details of chemical additives, test the integrity of wells and report on water use and waste management. In November 2011, the EPA announced that it would solicit public input on possible reporting requirements for chemicals used in fracking under the authority of the federal Toxic Substances Control Act.

States, which traditionally have been the primary regulators of exploration and production wells, are also considering or have recently adopted, or may in the future adopt, additional regulations governing fracking activities. For example, North Dakota recently adopted regulations, effective April 1, 2012, to require disclosure of the chemical components of hydraulic fracturing fluids. We believe that compliance with any new reporting requirements will not have a material adverse impact on us. Nonetheless, these disclosures could make it easier for third parties who oppose fracking to initiate legal proceedings based on allegations that chemicals used in fracking could contaminate groundwater.

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control (“UIC”). The EPA’s current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA’s future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements.

Naturally Occurring Radioactive Materials (“NORM”)

NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

Abandonment Costs

All of our crude oil and natural gas wells will require proper plugging and abandonment when they are no longer producing. We post bonds with most regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system. We plan accordingly for the ultimate disposition of properties that are no longer producing.

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects where crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such resources will be available to us indefinitely.

Employees

As of March 15, 2013 we have no employees other than Mr. Ulsteen. The Company has a consulting agreement with Mr Sal Mazullo for lead geolical services and to asses where and when we drill . The Company is in the process of applying for operator status with the state of Kansas, and plan on hirning an office administrator in the State shortly..

All other services such as legal and accounting is outsourced.

ITEM 1A.  RISK FACTORS.

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and consolidated financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risks Related to Our Business

We have a history of losses which may continue, and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $135,796 and $56,789 for the years ended December 31, 2012 and 2011, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our lack of diversification will increase the risk of an investment in the Company, and our consolidated financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in Kansas.  Larger companies have the ability to manage their risk by geographic diversification.  However, we lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors specific to our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Oil and natural gas drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

An investment in us should be considered speculative due to the nature of our involvement in the exploration for, and the acquisition, development and production of, oil and natural gas. Oil and natural gas operations involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that commercial quantities of oil or natural gas will be discovered or acquired by us or, even if discovered or acquired, that any such reserves would be economically recoverable. Further, any changes in the regulations to which our business is subject, including those related to the hydraulic fracturing production method, could also have a material adverse effect on our business, financial condition, results of operations or prospects.

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs. If we have insufficient revenues, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that debt or equity financing, or cash generated by operations, will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may have to limit our exploration and development activity, which may result in a loss of investment.

We have a relatively small asset base and limited access to additional capital. Due to our brief operating history and historical operating losses, our operations to date have not been a source of liquidity. We expect significant cash requirements during fiscal year 2013 for our well drilling and completion programs, potential land acquisitions and overhead and working capital purposes. We cannot assure you that we will have, or be able to obtain, sufficient capital to complete our planned exploration and development programs. If additional financing is not available, or is not available on acceptable terms, we will have to curtail our operations, and investors may lose some or all of their investment.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate.   Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our consolidated results of operations and financial condition.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional capital to fund our planned growth, including drilling and lease acquisition programs. We may be unable to obtain the additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions, exploration, development, production, and leasing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

Any additional capital raised through the sale of equity may dilute your ownership percentage.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain the required financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our capital requirements.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our consolidated financial results.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our consolidated financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•  meet our capital needs;

•  expand our systems effectively or efficiently or in a timely manner;

•  allocate our human resources optimally;

•  identify and hire qualified employees or retain valued employees; or

•  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our consolidated financial results could be adversely affected by inefficiency, which could diminish our profitability.

If we are unable to retain the services of Mr. Ulsteen, or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of Mr. Erik Ulsteen, our President and Chief Financial Officer. The loss of the services of Mr. Ulsteen could have a material adverse effect on our growth, revenues, and prospective business. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

RISKS RELATED TO OUR INDUSTRY

Our exploration for oil and gas is risky and may not be commercially successful, which could impair our ability to generate revenues from our operations.

Our future success will depend on the success of our exploratory drilling program.  Oil and gas exploration involves a high degree of risk.  These risks are more acute in the early stages of exploration.  Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities.  It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

We could incur losses as a result of expenditures on unsuccessful wells.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from operations.

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.

In addition, economic factors beyond our control, such as interest rates, will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others.  The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future consolidated operating results.  We may become subject to liability for pollution, blow-outs or other hazards.  We intend to obtain insurance with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets.  Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable.  Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

The lack of availability or high cost of drilling rigs, fracture stimulation crews, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, fracture stimulation crews, equipment, supplies, key infrastructure, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified crews rise as the number of active rigs and completion fleets in service increases. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in Kansas, we could be materially and adversely affected because our operations and properties are concentrated in this state.

Certain United States federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

Recently, there has been significant discussion among members of Congress regarding potential legislation that, if enacted into law, would eliminate certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

•   the repeal of the limited percentage depletion allowance for oil and natural gas production in the United States;

•   the replacement of expensing intangible drilling and development costs in the year incurred with an amortization of those costs over several years;

•   the elimination of the deduction for certain domestic production activities; and

•   an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to U.S. oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Decommissioning costs are unknown and may be substantial.  Unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities could hamper our operations.

Oil and gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited.  To the extent that we conduct our activities in remote areas, the facilities required may not be proximate to our operations, which will increase our expenses.  Demand for scarce equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities.  The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays.  Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $96.11 in 2012 and $94.88 in 2011, and the average wellhead price per thousand cubic feet of natural gas was $2.66 in 2012 and $3.95 in 2011 (source: U.S. Energy Information Administration).We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and the quantities of reserves recoverable on an economic basis.

Increases in our operating expenses will impact our operating results and financial condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues and profits we derive from the oil and natural gas that we produce.  These costs are subject to fluctuations and variation in the different locales in which we operate, and we may not be able to predict or control these costs.  If these costs exceed our expectations, this may adversely affect our consolidated results of operations.  In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets.  We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures.  We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them.  As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our consolidated results of operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our consolidated financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our consolidated financial position and operations.

Any change in government regulation and/or administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our Company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for and development of oil and gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards.  Although we will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons.  The payment of such uninsured liabilities would reduce the funds available to us.  If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Our business will suffer if we cannot obtain or maintain the necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable government agencies, among other factors.  Our inability to obtain, or our loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce revenues from our operations.

Challenges to our properties may impact our consolidated financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities.  We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock, and you may have difficulty trading and obtaining quotations for our common stock

There is a limited trading market for our common stock on the Over-the-Counter Bulletin Board (“OTCBB”).  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

• announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
• our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
• fluctuations in revenue from our oil and gas business as new reserves come to market;
• changes in the market for oil and natural gas commodities and/or in the capital markets generally;
• changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
• quarterly variations in our revenues and operating expenses;
• changes in the valuation of similarly situated companies, both in our industry and in other industries;
• changes in analysts’ estimates affecting our company, our competitors and/or our industry;
• changes in the accounting methods used in or otherwise affecting our industry; additions and departures of key personnel;
• announcements by relevant governments pertaining to incentives for alternative energy development programs;
• fluctuations in interest rates and the availability of capital in the capital markets; and
• significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our consolidated results of operations and financial condition.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Our President owns a controlling interest in our voting stock and investors will not have any voice in our management.

Our President beneficially own or control the votes of approximately 51% of our outstanding common stock. As he will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership position, our President is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and confirm the investment experience and objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.        Description of Property.

Our principal executive offices are located at 3525 Del Mar Heights Road, Suite 357, San Diego, CA.

On February 21, 2013, we purchased 320 Mineral lease acres in Butler County Kansas, representing a 81% Net Revenue Interest, or NRI.

Item 3.                       Legal Proceedings.

There are no legal proceedings against us with respect to matters arising in the ordinary course of business.

Item 4.        Mining Safety Disclosures.

Not applicable

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

Year ending December 31, 2012
First quarter	$0.25	$0.07
Second quarter	$0.35	$0.125
Third quarter	$0.44	$0.08
Fourth quarter	$0.08	$0.03

Year ended December 31, 2011
First quarter	$0.04	$0.04
Second quarter	$0.04	$0.02
Third quarter	$0.08	$0.03
Fourth quarter	$0.08	$0.07

Holders

As of April 15, 2013 in accordance with our transfer agent records, we had 29 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered SecuritiesWe issued 1,500,000 shares of common stock on January 16, 2006 to Antony Claydon our president, chief financial officer and director. Mr Claydon acquired these shares at a price of $0.01 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.We issued 250,000 shares of common stock on August 23, 2006 to Rory Moss a director of the Company. Mr Moss acquired these shares at a price of $0.01 per share.  We received $2,500 from

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, we have incurred an operating loss of $474,292.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of December 31, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 8.        Financial Statements.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of

Kabe Exploration, Inc.

(a development stage company)

We have audited the accompanying balance sheets of Kabe Exploration, Inc. (the “Company”) (a development stage company) as of December 31, 2012 and for the period from January 1, 2006 (inception) to December 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from January 1, 2006 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2011, and for the period from January 1, 2009 (Inception) through December 31, 2011, were audited by other auditors, whose report, dated March 21, 2012, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2006 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and accumulated deficit of $474,292 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 16, 2013

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$138	$349

Total Assets	$138	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,797	$18,288
Chapman industries loan	35,708	7,776
Loan payable - EPS	—	29,856

Total Liabilities	41,505	55,920

Stockholders’ Deficit
Common stock, $0.00033 par value; authorized 2,250,000,000 shares; issued and outstanding: (1)
123,954,750 and 117,609,750 issued and outstanding, respectively as of December 31, 2012	41,318	39,203
Additional paid-in capital	391,607	243,722
Deficit accumulated during the development stage	(474,292)	(338,496)

Total Shareholders’ Deficit	(41,367)	(55,571)

Total Liabilities and Shareholders’ Deficit	$138	$349

(1)    All common share amounts and per share amounts in these financial statements, reflect the one-for-three stock split of the issued and outstanding shares of common stock of the company, effective December 11, 2012 including retroactive adjustments of common share amounts.

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statements of Operations

			For the Period
	For the	For the	from January 1,
	Year Ended	Year Ended	2006 (inception)
	December 31,	December 31,	through December
	2012	2011	31, 2012

Revenue	$—	$—	$—

Cost of sales	—	—	—

Operating income	—	—	—

General and Administrative Expenses:
Mineral lease fees	—	—	6,713
Professional fees	21,969	6,305	214,508
Consultant fees	100,000	42,700	192,700
Other administrative expenses	15,147	6,005	54,921
Loss on abandonment of Mineral leases	—	—	5,000
Total general and adminstrative expenses	137,116	55,010	473,842

Other Income (Expenses)
Interest income	—	—	22
Interest expense	(3,409)	(1,779)	(5,201)
Other income	4,729		4,729
Total Other Income (Expenses)	1,320	(1,779)	(450)

Net Income (Loss)	$(135,796)	$(56,789)	$(474,292)

Income/(Loss) Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding, Basic and Diluted: (2)	117,609,756	115,996,440

(2)     All common share amounts and per share amounts in these financial statements, reflect the one-for-three stock split of the issued and outstanding shares of common stock of the company, effective December 11, 2012 including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statements of Shareholders’ Equity/(Deficit)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Shareholders
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances, January 1, 2011 (4)	115,941,750	$38,647	$202,578	$(281,707)	$(40,482)

Common stock issued for services Dec.19, 2011, @ $0.075 per share	1,668,000	556	41,144	—	41,700
Net loss for the year	—	—	—	(56,789)	(56,789)
Balances, December 31, 2011 (4)	117,609,750	39,203	243,722	(338,496)	(55,571)

Common stock issued to management at discount (4)	720,000	240	(240)	—	—
Common stock issued for cash (4)	5,625,000	1,875	148,125	—	150,000
Net loss for the year	—	—	—	(135,796)	(135,796)

Balances, December 31, 2012 (5)	123,954,750	$41,318	$391,607	$(474,292)	$(41,367)

(4)    Retroactively adjusted to reflect the 3-for-1 stock split effective December 11, 2012.

(5)    All common share amounts and per share amounts in these financial statements, reflect the one-for-three stock split of the issued and outstanding shares of common stock of the Company, effective December 11, 2012 including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these financial statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
	For the	For the	from January 1,
	year ended	year ended	2006 (inception)
	December 31,	December 31,	through December
	2012	2011	31, 2012

Operating Activities:
Net loss	$(135,796)	$(56,789)	$(474,292)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	—	41,700	218,925
Change in operating assets and liabilities:
Accounts payable	(12,491)	1,779	5,797
Net cash used in operating activities	(148,287)	(13,310)	(249,570)

Financing Activities:
Repayment to loan payable - EPS	(29,856)	—	—
Common stock issued for cash	150,000	—	212,250
Proceeds (repayment) of loans	27,932	13,533	35,708
Contribution of capital	—	—	1,750
Net cash provided by financing activities	148,076	13,533	249,708

Net increase (decrease) in cash	(211)	223	138

Cash, beginning of the period	349	126	—

Cash, end of the period	$138	$349	$138

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIOSN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 1, 2006.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

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

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $474,292. The Company’s working capital has been generated through the sales of common stock.

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

USE OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company does not have cash equivalents as of December 31, 2012 and 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10

KABE EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial liabilities as of December 31, 2012 were measured against the three levels of inputs required by the standard to measure fair value:

☐☐☐            Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

☐☐☐            Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

☐☐☐            Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

The Company generated a deferred tax credit through net operating loss carry-forward.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2012	2011
Loss for the year	$(135,796)	$(56,789)
Average statutory tax
Federal Rate	35%	35%
Expected income tax
Provision	$0	$0

KABE EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Significant components of deferred income tax assets are as follows:

	2012	2011
Net operating losses
Carried forward	$474,292	$338,000
Federal Rate	35%	35%
Deferred Income Tax Asset	$166,002	$118,300
Valuation allowance	(166,002)	(118,300)
Net deferred Income Tax Assets	$0	$0

The increase in valuation allowance for the year ended December 31, 2012 was $49,357 because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $474,292 for tax purposes which will expire in 2027 through 2032 if not utilized.

NOTE 2 — GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $135,796 for the year ended December 31, 2012 and has a cumulative net loss of $474,292 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 —NET LOSS PER SHARE

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

The Company has no potentially dilutive securities outstanding as of December 31, 2012.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2012 and 2011:

KABE EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

	2012	2011
Numerator:

Basic and diluted net loss per share:

Net Loss	$(135,796)	$(56,789)

Denominator

Basic and diluted weighted average number of shares outstanding	123,954,750	117,609,750

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

RECENT ACCOUNTING PRONOUCEMENTS

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods

KABE EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

NOTE 4 — CHAPMAN INDUSTRIES LOAN

	2012	2011
Chapman industries loan	35,708	7,776

Chapman Industries is currently providing loans to Kabe Exploration, Inc. They are currently supporting the company primarily through payments regarding PR services, consulting fees, and office rent. The loan bears an interest rate of 6%.

The loan is unsecured, has no terms of repayment, is payable upon demand and has no maturity date.

NOTE 5 — COMMON STOCK

As of December 31, 2012 the Company has authorized 2,250,000,000 of $0.00033 par common stock, of which 123,954,750 shares were issued and outstanding.

During the period from inception through December 31, 2012, the Company entered into the following equity transactions:

January 16, 2006:	Issued 1,500,000 shares of common stock at $.01 per share for $15,000.

August 23, 2006:	Issued 250,000 shares of common stock at $.01 per share for $5,000.

September 1, 2006:	Issued 575,000 shares of common stock at $0.02 per share, realizing $11,500

October 31, 2006:	Issued 800,000 shares of common stock at $0.02 per share, realizing 16,000

November 30, 2006	Issued 262,500 shares of common stock at $0.02 per share, realizing $5,250

April 15, 2008	Issued 300,000 shares of common stock at $0.04 per share, realizing $12,000

April 13, 2009	The Board approved a ten-for-one reverse stock split.

April 13, 2009	Issued 450,000 shares of common stock at $0.10 per share for services. An expense of $45,000 was recorded.

KABE EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 13, 2009	Issued 256,000 shares of common stock at $0.10 per share for services. An expense of $26,500 was recorded.

April 13, 2009	Issued 50,000 shares of common stock at $0.10 per share for services. An expense of $5,000 was recorded.

April 13, 2009	Issued 1,016,250 shares of common stock at $0.10 per share for services. An expense of $101,625 was recorded.

Prior year statements have been restated to reflect the ten-for-one reverse stock split of April 13, 2009.

December 19, 2011	Issued 556,000 shares of common stock at $0.075 per share for services. An expense of $41,700 was recorded.

March 26, 2012	The Company issued shares to management and outside investors for a total of 2,115,000 shares.

December 7, 2012

Kabe Exploration Inc. (the “Company”) filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of Nevada, pursuant to which the number of authorized shares of the Company’s common stock increased from 750,000,000 to 2,250,000,000 and (ii) the Company effected a one-for-three forward split of its issued and outstanding common stock. The market effective date of the forward split is December 11, 2012.

In connection with the one for three stock split, the number of authorized shares of the Company’s common stock will increase from 750,000,000 to 2,250,000,000 and the number of shares outstanding will increase from 41,318,250 to 123,954,750.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the COSO framework,  an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our executive officers and directors as of April 16, 2013:

Name	Age	Position

Erik Ulsteen	49	President, Chief Financial Officer, Secretary and Director
Stale Werner Nielsen	48	Director
Bjorn Rene Singdahlsen	42	Director

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

Item 11.         Executive Compensation.

Compensation of Executive Officers

Since inception, we have never paid to our executive officers, any salary or consulting fees. Directors are paid 80,000 shares a year each as compensation

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers had any equity awards at December 31, 2012.

Employment Agreements

We have no written employment agreement with our executive officer at this time.

Director Compensation

We did not pay or issue any compensation to our directors during 2012. We issued 80,000 to each for 2011

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 16, 2013, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Erik Ulsteen (3)	60,576,000	51.5%
Stale Werner Nielsen	720,000	*
Bjorn Rene Singdahlsen	720,000	*
All officers and directors as a group (3 persons)	61,536,000	52.3%
5% or greater stockholder Chapman Industries, Inc.	60,000,000	51.0%

(1)                                 Except as otherwise indicated, the address of each beneficial owner is c/o Kabe Exploration Inc., 3523 Del Mar Heights Road Suite 357, San Diego, CA 92130

(2)                                Applicable percentage ownership is based on 123,954,750 shares of common stock outstanding as of April 16, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of April 16, 2013 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 16, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)                                 Includes 60,000,000 shares of common stock owned by Chapman Industries, Inc.  Mr. Ulsteen is the sole stockholder of Chapman Industries, Inc.

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

Item 14.     Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2012, we were billed approximately $1,900 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2011, we were billed approximately $2,500 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2012 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2012 were pre-approved by the entire Board of Directors.

Item 14.     Exhibits.

Exhibit No.	Title of Document

3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form SB-2 filed on March 30, 2007).

3.2	Certificate of Change (incorporated by reference to 8-K filed

December 12, 2012).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form 10-SB filed March 30, 2007).

14	Code of Ethics (Incorporated by reference to exhibit 14 on Form 10-KSB filed March 28, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	April 16, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Ulsteen	President, Chief Financial Officer, Secretary and Director	April 16, 2013
Erik Ulsteen

/s/ Stale Werner Nielsen	Director	April 16, 2013
Stale Werner Nielsen

/s/ Bjorn Rene Singdahlsen	Director	April 16, 2013
Bjorn Rene Singdahlsen