Form 10-Q
period 2013-03-31
Kabe Exploration Inc.
filed 2013-05-14
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 333-141690

KABE EXPLORATION INC.

(Name registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	39-2052145 (I.R.S. Employer Identification No.)

3525 Del Mar Heights Road, Suite 357, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)

Registrant’s telephone number, including areacode: (858) 699-1359

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

Number of shares of the registrant’s common stock outstanding as of May 14, 2013: 123,954,750 shares of Common Stock

i

PART I

Item 1.                                 Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheets

as at

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$90	$138

TOTAL ASSETS	90	138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$450	$5,797
Chapman Industries Loan	48,958	35,708

Total Liabilities	49,408	41,505

Stockholders’ Deficit
Common Stock, $0.00033 par value; 225,000,000 shares authorized; 123,954,750 issued and outstanding as of March 31, 2013 and December 31, 2012	41,318	41,318
Additional paid-in capital	391,607	391,607
Accumulated deficit	(482,243)	(474,292)

Total Shareholders’ Deficit	(49,318)	(41,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90	$138

(1)                  All common share amounts and per share amounts in these financial statements, reflect the one-for-three split of the issued and outstanding shares of common stock of the company, effective December 31, 2012 including retroactive adjustments of common share amounts.

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period
			from January 1,
	For the Three Months Ended		2006, (inception)
	March 31,		through March 31,
	2013	2012	2013

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

General and administrative expenses:
Mineral Lease Fees	—	—	6,713
Professional Fees	3,290	1,925	217,798
Consultant Fees			192,700
Other Administrative Expenses	3,498	3,077	58,419
Loss on abandonment of Mineral leases	—	—	5,000
Total general and adminstrative expenses			—
	6,788	5,002	480,630

Other Income (Expenses)
Interest Income	—	—	22
Interest Expense	(1,163)	(1,085)	(6,364)
Other Income	—	—	4,729
	(1,163)	(1,085)	(1,613)

Net Loss	$(7,951)	$(6,087)	$(482,243)

Loss per common share - basic an diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted: (2)	123,954,750	115,941,750

(2)                                                         All common share amounts and per share amounts in these financial statements, reflect the one-for-three split of the issued and outstanding shares of common stock of the company, effective December 31, 2012 including retroactive adjustments of common share amounts.

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			from January 1,
	For The Three Months Ended		2006, (inception)
	March 31,		through March 31,
	2013	2012	2013

OPERATING ACTIVITIES
Net loss	$(7,951)	$(6,087)	$(482,243)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	—	—	218,925
Change in operating assets and liabilities
Accounts payable	(5,347)	(13,559)	450
Net cash used in operating activities
	(13,298)	(19,646)	(262,868)

FINANCING ACTIVITIES
Common stock issued for cash	—	—	212,250
Proceeds of loans	13,250	19,598	48,958
Contribution of capital	—	—	1,750
Net cash provided by financing activities	13,250	19,598	262,958

NET INCREASE (DECREASE) IN CASH	(48)	(48)	90

CASH AT BEGINNING OF PERIOD	138	349	—

CASH AT END OF PERIOD	$90	$301	$90

CASH PAID FOR:	$—	$—
Interest	$—	$—
Income Taxes

The accompanying notes are an integral part of these financial statements

Kabe Exploration, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(Unaudited)

1.                  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

These interim financial statements as of and for the three months ended March 31, 2012 reflect all adjustments which, in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2012 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months period ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.  The fiscal year end of the Company is December 31.

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Financial Accounting Standards Board FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of ($482,243). The Company’s working capital has been generated through the sales of common stock.

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

FAIR VALUE OF FINANCILA INSTRUMENTS

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial liabilities as at March 31, 2013 were measured against the three levels of inputs required by the standard to measure fair value:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other that than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established as it is more likely than not that some or all of the deferred tax credits will not be realized.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

The Company has generated a deferred tax credit through net operating loss carry-forward

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company incurred a net loss of $7,951 in the three months ended March 31, 2013 and has a cumulative net loss of $482,243 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 - NET LOSS PER SHARE

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

The Company had no potentially dilutive securities outstanding as of March 31, 2013 and 2012.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012:

	2013	2012
Numerator:

Basic and diluted net loss per share:

Net Loss	$(7,951)	$(6,087)

Denominator

Basic and diluted weighted average number of shares outstanding	123,954,750	115,941,750

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

NOTE 4 — CHAPMAN INDUSTRIES LOAN

	March 31,	December 31,
	2013	2012
Chapman Industries Loan	$48,958	$35,708

Chapman Industries is currently providing loans to Kabe Exploration, Inc.  They are currently supporting the company through payments regarding PR services, consulting fees, and office rent.  The loan bears an interest rate of 6%

The loan is unsecured, has no terms of repayment, is payable on demand and has no maturity date.

NOTE 5 - CAPITAL STOCK

As of March 31, 2013, the Company has authorized 255,000,000 of $ 0.00033 par common stock, of which 123,954,750 shares were issued and outstanding.

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

On February 21, 2013, we purchased 320 mineral lease acres in Butler County Kansas representing a 81% Net Revenue Interest, or NRI. We plan to drill shallow wells 3300-6000 ft. on a turnkey basis, which is a very low cost drilling program. We hope to achieve production of approx. 100-200 barrels per day, or BPD, for each well and we plan to drill 1 well initially and up to 7 wells if results from the first one are positive.   We are currently in a pre-production phase and are gearing up towards full production development. We have set a target date of August 2013 to begin drilling test wells in target zones. Drilling might commence sooner based on funding received.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2013, we have incurred cumulative losses of $482,243.  Professional fees increased to $3,290 for the three months ended March 31, 2013 from $1,925 for the three months ended March 31, 2012.  Other Administrative expenses increased to $3,498 for the three months ended March 31, 2013 from $3,077 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of $49,318 as compared to a working capital deficit of $41,367 as of December 31, 2012.  Our cash position was $90 as of March 31, 2013 compared to $138 as of December 31, 2012.  We have financed our company principally through the private placement of our common stock.  As of March 31, 2013, we have no long term debt.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until March 31, 2013, we have incurred an operating loss of $482,243.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of March 31, 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 4    Controls and Procedures.

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC.  The executive who serves as our President and Chief Financial Officer has participated in such evaluation.  Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on

Form 10-Q.  The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are not effective at the “reasonable assurance” level.  The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements.  Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.  However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

Changes in Internal Control Over financial Reporting

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2013 and 2012 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended March 31, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	May 14, 2013