Form 10-Q/A
period 2013-03-31
Kabe Exploration Inc.
filed 2013-05-15
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed by Kabe Exploration Inc. (the “Company”) to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by the Company with the Securities and Exchange Commission on May 14, 2013 (the “Form 10-Q”) to correct certain errors on the Balance Sheet and in the Notes to Financial Statements.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

i

PART I

Item 1.                                 Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheets

as at

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$90	$138

TOTAL ASSETS	90	138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$450	$5,797
Chapman Industries Loan	48,958	35,708

Total Liabilities	49,408	41,505

Stockholders’ Deficit
Common Stock, $0.00033 par value; 2,250,000,000 shares authorized; 123,954,750 issued and outstanding as of March 31, 2013 and December 31, 2012	41,318	41,318
Additional paid-in capital	391,607	391,607
Accumulated deficit	(482,243)	(474,292)

Total Shareholders’ Deficit	(49,318)	(41,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90	$138

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

The accompanying notes are an integral part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the Period
			from January 1,
	For The Three Months Ended		2006, (inception)
	March 31,		through March 31,
	2013	2012	2013

OPERATING ACTIVITIES
Net loss	$(7,951)	$(6,087)	$(482,243)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	—	—	218,925
Change in operating assets and liabilities
Accounts payable	(5,347)	(13,559)	450
Net cash used in operating activities
	(13,298)	(19,646)	(262,868)

FINANCING ACTIVITIES
Common stock issued for cash	—	—	212,250
Proceeds of loans	13,250	19,598	48,958
Contribution of capital	—	—	1,750
Net cash provided by financing activities	13,250	19,598	262,958

NET INCREASE (DECREASE) IN CASH	(48)	(48)	90

CASH AT BEGINNING OF PERIOD	138	349	—

CASH AT END OF PERIOD	$90	$301	$90

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

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

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 16, 2005.  The Company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.  The fiscal year end of the Company is December 31.

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

BASIS OF PRESENTATION

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The results of the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

USE OF ESTIMATIONS

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

NOTE 5 - CAPITAL STOCK

As of March 31, 2013, the Company has authorized 2,250,000,000 of $ 0.00033 par common stock, of which 123,954,750 shares were issued and outstanding.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	May 15, 2013