Form 10-Q
period 2013-06-30
Kabe Exploration Inc.
filed 2013-08-19
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of the registrant’s common stock outstanding as of August 16, 2013: 193,741,892 shares of Common Stock

PART I

Item 1.           Financial Statements

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	2

Condensed Statements of Operations for the three and six months ended June 30, 2013, and for the period from January 1, 2006 (Inception) to June 30, 2013 (unaudited)	3

Condensed Statements of Cash Flows for the three and six months ended June 30, 2013 and For the Period from January 1, 2006 (Inception) to June 30, 2013 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5-11

KABE EXPLORATION, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$299,980	$138

TOTAL ASSETS	$299,980	$138

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Loan Payable	$326,268	$41,505
JMJ Financial Loan Payable, net discount of $48,333	1,667
Total Current Liabilities	327,935	41,505

Other Liabilities
Derivative Liability	78,525	—
Total Liabilities	406,460	41,505

Stockholders’ Deficit
Common Stock, $0.00033 par value; 2,250,000,000 shares authorized; 193,741,892 issued and outstanding as of June 30, 2013 and 123,954,750 issued and outstanding as of December 31, 2012	43,247	41,318
Additional Paid-In Capital	518,078	391,607
Deficit	(667,805)	(474,292)

Total Stockholders’ Deficit	(106,480)	(41,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$299,980	$138

The accompanying notes are an integral part of these condensed financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Six Months Ended		from January 1, 2006
	June 30,		June 30,		through June 30,
	2013	2012	2013	2012	2013

Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	780	3,005	2,670	3,230	217,178
Consultant Fees	64,000	—	64,000	—	256,700
Other	90,588	1,398	95,486	6,175	150,407
Loss on abandonment of Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	155,368	4,403	162,156	9,405	635,998

Net loss before other income and expenses	(155,368)	(4,403)	(162,156)	(9,405)	(635,998)

Interest Income	—	—	—	—	22
Other Income	—				4,729
Gain from the change in Fair Value of the Derivative Liability	13,089	—	13,089	—	13,089
Interest Expense	(43,283)	(1,162)	(44,446)	(2,247)	(49,647)

Net Loss	(185,562)	(5,565)	(193,513)	(11,652)	(667,805)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	126,283,855	38,661,150	125,125,737	38,675,050

The accompanying notes are an integral part of these condensed financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Six Months Ended		from January 1, 2006
	June 30,		through June 30,
	2013	2012	2013

Operating Activities:
Net loss	$(193,513)	$(11,652)	$(667,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	78,400	—	297,325
Accounts payable	—	(8,925)	5,797
Interest expense for JMJ loan payable	1,667	—	1,667
Interest expense for Chapman working capital loan	1,160	—	1,160
Derivative Liability	91,614	—	91,614
Gain from the change in Fair Value of the Derivative Liability	(13,089)	—	(13,089)

Net cash used by operating activities	(33,761)	(20,577)	(283,331)

Financing Activities:
Proceeds from additional Chapman loan	283,603	—	283,603
Common stock issued for cash	—	—	212,250
Proceeds from loans	—	20,481	35,708
Proceeds from the issuance of common stock	50,000	—	50,000
Contibution of capital	—	—	1,750
Net cash provided by financing activities	333,603	20,481	583,311

Net increase (decrease) in cash	299,842	(96)	299,980

Cash, beginning of the period	138	349	—

Cash, end of the period	$299,980	$253	$299,980

Supplemental cash flow disclosure:
Interest paid	$—	$(4,026)	$—
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

1. ORGANZATION

Kabe Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 16, 2005.  The company was originally formed for mineral exploration in the United States.  The Company abandoned its Mineral Leases in 2008.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim condensed financial statements as of and for the six months ended June 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 20`12 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as a development stage enterprise.

Cash and cash equivalents

The Company considers all liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of June 30, 2013 and December 31, 2012, there were no cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10, “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•                                          Level 1:  Quoted prices in active markets for identical assets or liabilities.

•                                          Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•                                          Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of the Company’s financial instruments are recorded at fair value due to their term of maturity.

Income taxes

The Company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Basic and Diluted Net Loss Per Share

Net Loss per share is calculated in accordance with FASB ASC Topic 260, “ Loss per Share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Reclassification of Prior Year Amounts

Certain prior year amounts were reclassified to conform with the current year presentation.

Going Concern

The Company’s condensed interim financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated a sustainable source of income and has an deficit accumulated during the development stage of $667,805 at June 30, 2013.

In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding by raising capital and potential merger or acquisition candidates to redirect the structure and management to new profitable activities. The Company is also seeking strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

operations through this fiscal year. However, there is no assurance the Company will be successful in this regard.

3. RELATED PARTIES TRANSACTIONS

Related Party Loan:  Chapman Industries

	June 30, 2013	December 31, 2012
Working capital loan	$319,311	$35,708
Accrued Interest	6,957	5,797
	$326,268	$41,505

Chapman Industries is an entity wholly owned by the Company President, Erik Ulsteen. Chapman Industries advanced a series of working capital loans to the Company for expenses including PR services, consulting fees, and office rent.  The aggregate of loans bears an interest rate of 6%, is unsecured, has no terms of repayment, is payable on demand and has no maturity date.

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

4. LOAN PAYABLE

On June 19, 2013, the Company issued a promissory note for $500,000 to JMJ Financial, a Massachusetts limited liability corporation. As of June 30, 2013, JMJ Financial has advanced the Company only $50,000 of the promissory note for $250,000. As of June 30, 2013, the Company is only obligated for $50,000 of the promissory note.  The note exhibits the following terms:

a.              Effective Date is the date following the execution date (June 19, 2013) and delivery of the first payment.

b.              Zero percent interest for the first three months.

c.               Loan may be repaid on or before the first 90 days.

d.              Thereafter, loan payments prior to the maturity date may not be made without written approval of the Lender.

e.               Interest rate remains at zero percent if the loan is repaid within the first 90 days.

f.                If the loan is not repaid within the first 90 days, a one-time interest charge of 12% is applied to the principal sum, designated as OID (original issue discount).

g.               Interest on the loan is in addition to the OID.

h.              The loan maturity date is June 19, 2014, one year from the effective date.

i.                  The principal sum is the consideration actually paid plus OID plus interest and fees payable.

j.                 The principal sum may be converted to common stock at any time after the effective date at the rate of the lesser of $0.015 per share, or 60% of the lowest trade price in the 25 days previous to the conversion.

k.              Other conditions apply.

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

5. DERIVATIVE LIABILITY

The JMJ Financial loan described in Note 4 contains an embedded derivative that creates a risk of loss based on the trading price of the Company:  The principal of the loan is convertible into common stock at the will of the lender at any time within one year of the “Effective Date”.  The conversion price is described as the lesser of $0.015 per share, or 60% of the lowest trading price in the 25 days preceding the conversion.

The lender has funded the Company’s $500,000 promissory note described in Note 4 with $50,000 as at June 20, 2013.  The derivative provides an incentive to further fund the note within the term. The embedded conversion feature of this note was recorded as a derivative liability due to the down-round protection of the conversion prices as there is no floor on the conversion prices.

The fair value of the derivative liability on the effective date of the loan, June 19, 2013, and at the period end, June 30, 2013 is:

June 19, 2013	June 30, 2013

$91,614	$78,525

KABE EXPLORATION, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013

(Unaudited)

6. STOCKHOLDERS’ DEFICIT

On March 31, 2013, the Company issued 1,500,000 shares of common stock for services at $0.03 per share.  An expense of $45,000 was recorded.

On April 17, 2013, the Company issued 480,000 shares of common stock for directors fees at $0.03 per share.  An expense of $14,400 was recorded.

On May 31, 2013, the Company issued 950,000 shares of common stock for services at $0.02 per share.  An expense of $19,000 was recorded.

On June 26, 2013, the Company issued 2,857,143 shares of common stock for $50,000 cash at $0.0018 per share.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2013, we have incurred cumulative losses of $(667,805).  Professional fees decreased to $780 for the three months ended June 30, 2013 from $3,005 for the three months ended June 30, 2012. Consulting fees increased to $64,000 for the three months ended June 30, 2013 from 0 for the three months ended June 30, 2012. Other Administrative expenses increased to $90,588 for the three months ended June 30, 2013 from $1,398 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees decreased to $2,670 for the six months ended June 30, 2013 from $3,230 for the six months ended June 30, 2012.  Consulting fees increased to $64,000 for the six months ended June 30, 2013 from 0 for the six months ended June 30, 2012.  Other Administrative expenses increased to $95,486 for the six months ended June 30, 2013 from $6,175 for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $27,955 as compared to a working capital deficit of $41,367 as of December 31, 2012.  Our cash position was $299,980 as of June 30, 2013 compared to $138 as of December 31, 2012.  We have financed our company principally through the private placement of our common stock.  As of June 30, 2013, we have no long term debt.

On June 19, 2013, the Company issued a promissory note for $500,000 to JMJ Financial , a Massachusetts limited liability corporation. As of June 30, 2013, JMJ Financial has advanced the Company only $50,000 of the promissory note for $250,000. As of June 30, 2013, the Company is only obligated for $50,000 of the promissory note.  The note exhibits the following terms:

a.  Effective Date is the date following the execution date (June 19, 2013) and delivery of the first payment.

b.  Zero percent interest for the first three months.

c.  Loan may be repaid on or before the first 90 days.

d.  Thereafter, loan payments prior to the maturity date may not be made without written approval of the Lender.

e.  Interest rate remains at zero percent if the loan is repaid within the first 90 days.

f.  If the loan is not repaid within the first 90 days, a one-time interest charge of 12% is applied to the principal sum, designated as OID (original issue discount).

g.  Interest on the loan is in addition to the OID.

h.  The loan maturity date is June 19, 2014, one year from the effective date.

i.  The principal sum is the consideration actually paid plus OID plus interest and fees payable.

j.  The principal sum may be converted to common stock at any time after the effective date at the rate of the lesser of $0.015 per share, or 60% of the lowest trade price in the 25 days previous to the conversion.

k.  Other conditions apply.

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until June 30, 2013, we have incurred an operating loss of $(667,805).  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of June 30, 2013.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over financial Reporting

Management believes that its unaudited condensed financial statements for the six months ended June 30, 2013 and 2012 are fairly presented, in all material respects, its financial condition and results of operations.  During the six months ended June 30, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.       Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 6.       Exhibits.

Exhibit No.	Title of Document

4.1	Promissory Note dated June 19, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2013, filed on August 19, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	August 19, 2013