Form 10-Q
period 2013-09-30
Kabe Exploration Inc.
filed 2013-11-19
CIK 1394446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of the registrant’s common stock outstanding as of November 19 2013: 129,741,893shares of Common Stock

i

PART I

Item 1.        Financial Statements.

KABE EXPLORATION, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$369,983	$138

TOTAL ASSETS	369,983	138

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan Payable	332,916	41,505
JMJ Financial Loan Payable, net discount of $48,333	1,667	—
Total Current Liabilities	334,583	41,505

Other Liabilities
Derivative Liability	83,888	—
Total Liabilities	418,471	41,505

Stockholders’ Deficit
Common Stock, $0.00033 par value; 2,250,000,000 shares authorized; 129,741,893 issued and outstanding as of September 30, 2013 and 123,954,750 issued and outstanding as of December 31, 2012	43,247	41,318
Additional Paid-In Capital	518,078	391,607
Subscriptions Received	76,800	—
Accumulated Deficit	(686,613)	(474,292)

Total Stockholders’ Deficit	(48,488)	(41,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,983	$138

The accompanying notes are an integreal part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					For the Period
					of Inception
	For the Three Months Ended		For the Nine Months Ended		from Jan.1, 2006
	September 30,		September 30,		through Sep. 30,
	2013	2012	2013	2012	2013

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

General and Administrative Expenses:
Mineral Lease Fees	—	—	—	—	6,713
Professional Fees	5,250	2,525	13,335	7,455	227,843
Consultant Fees	5,000	40,000	69,000	40,000	261,700
Other	2,033	2,440	92,104	6,915	147,025
Loss on abandonment of Mineral Leases	—	—	—	—	5,000
Total General and Adminstrative Expenses	12,283	44,965	174,439	54,370	648,281
Net loss before other income and expenses	(12,283)	(44,965)	(174,439)	(54,370)	(648,281)

Interest Income	—	—	—	—	22
Other Income	—	—	—	—	4,729
Gain (Loss) from the change in fair value of derivative liability	(5,363)	—	7,726	—	7,726
Interest Expense	(1,162)	(1,162)	(45,608)	(3,409)	(50,809)

Net Income (Loss)	$(18,808)	$(46,127)	$(212,321)	$(57,779)	$(686,613)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	129,741,893	38,647,250	126,681,364	38,647,250

The accompanying notes are an integreal part of these financial statements

KABE EXPLORATION, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the Period
			of Inception
	For The Nine Months Ended		from Jan. 1, 2006
	September 30,		through Sep.30,
	2013	2012	2013

Cash flows from Operating Activities:
Net loss	$(212,321)	$(57,779)	$(686,613)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	78,400	—	297,325
Interest expense for JMJ loan payable	1,667	—	1,667
Interest expense for Chapman working capital loan	2,323	—	2,323
Gain (Loss) from the change in fair value of derivative liability	83,888	—	83,888
Changes in assets and liabilities:
Accounts Payable	—	(7,762)	5,797
Deposit	—	40,000	—

Net cash (used by) operating activities	(46,043)	(25,541)	(295,613)

Cash flows from Financing Activities:
Proceeds of Additional Chapman loan	289,088	—	289,088
Proceeds from loans	—	25,855	35,708
Proceeds from the issuance of common stock	50,000	—	262,250
Contibution of capital	—	—	1,750
Subscription Received	76,800	—	76,800

Net cash provided by financing activities	415,888	25,855	665,596

Net increase (decrease) in cash	369,845	314	369,983

Cash, beginning of the period	138	349	—

Cash, end of the period	$369,983	$663	$369,983

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim condensed financial statements as of and for the nine months ended September 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 20`12 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as a development stage enterprise.

Cash and cash equivalents

The Company considers all liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of September 30, 2013 and December 31, 2012, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Net Loss per share is calculated in accordance with FASB ASC Topic 260, “ Loss per Share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Going Concern

The Company’s condensed interim financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated a sustainable source of income and has a deficit accumulated during the development stage of $686,613at September 30, 2013.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding by raising capital and potential merger or acquisition candidates to redirect the structure and management to new profitable activities. The Company is also seeking strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through this fiscal year. However, there is no assurance the Company will be successful in this regard.

3. RELATED PARTIES TRANSACTIONS

Related Party Loan:  Chapman Industries

	September 30, 2013	December 31, 2012
Working capital loan	$324,796	$35,708
Accrued Interest	8,120	5,797
	$332,916	$41,505

Chapman Industries is an entity wholly owned by the Company President, Erik UlsteenChapman Industries advanced a series of working capital loans to the Company for expenses including PR services, consulting fees, and office rent.  The aggregate of loans bears an interest rate of 6%, is unsecured, has no terms of repayment, is payable on demand and has no maturity date.

4. LOAN PAYABLE

On June 19, 2013, the Company issued a promissory note for $500,000 to JMJ Financial , a Massachusetts limited liability corporation. As of September 30, 2013, JMJ Financial has advanced the Company only $50,000 of the promissory note for $250,000. As of September 30, 2013, the Company is only obligated for $50,000 of the promissory note.  The note exhibits the following terms:

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

The fair value of the derivative liability on the effective date of the loan, June 19, 2013, and at the period end, September 30, 2013 is:

June 19, 2013	September 30, 2013
$91,614	$83,888

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through  September 30, 2013, we have incurred cumulative losses of $ $686,613.  Professional fees increased to $ 5,250 for the three months ended  September 30, 2013 from $ 2,525 for the three months ended September 30 , 2012. Consulting fees  decrease  to  $5,000 for the three months endedSeptember 30, 2013 from $40,000 for the three months ended September 30, 2012. Other Administrative expenses  decrease to  $2,033 for the three months ended  September 30,2013 from $ 2,440 for the three months ended ,  September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

Professional fees  increased to $ 13,335 for the nine months ended September 30, 2013 from $ 7,455for the nine months ended September 30, 2012.  Consulting fees increased to $ 69,000 for the nine months ended September 30, 2013 from       $ 40,000for the nine months ended September 30, 2012.  Other Administrative expenses increased to $ 92,104 for the nine months ended  September 30, 2013 from $ $ 6,915for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital t of $35,400 as compared to a working capital deficit  of $  41,367 as of December 31, 2012.  Our cash position was $ $369,983  as of September 30, 2013 compared to $138 as of December 31, 2012.  We have financed our company principally through the private placement of our common stock.  As of September 30, 2013, we have no long term debt.

On June 19, 2013, the Company issued a promissory note for $500,000 to JMJ Financial, a Massachusetts limited liability corporation. As of September 30, 2013, JMJ Financial  has advanced the Company only  $50,000 of the promissory note for $250,000. As of September 30, 2013, the Company is only obligated for $50,000 of the promissory note.  The note exhibits the following terms:

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

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception until September 30, 2013, we have incurred an operating loss of $686,631.  Our working capital has been generated through sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

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

We had no potentially dilutive securities outstanding as of September 30, 2013.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of  September 30, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over financial Reporting

Management believes that its unaudited condensed financial statements for the nine months ended September 30, 2013 and 2012 fairly presented, in all material respects, its financial condition and results of operations.  During the nine months ended September 30, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, filed on November 19, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 19, 2013