Form 10-Q/A
period 2013-09-30
Kabe Exploration Inc.
filed 2013-11-20
CIK 1394446

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 which the Registrant previously filed with the Securities and Commission on November 19, 2013 (the “Original Filing”).  The Registrant is filing this Amendment to correct an error that the Registrant discovered on the cover page of the Original Filing.  The box asking whether the Registrant is a shell company was inadvertently checked to indicate that the Registrant is a shell company when in fact the Registrant is not a shell company.  The Original Filing has been updated to reflect that the Registrant is not a shell company.  Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

KABE EXPLORATION, INC.

By:	/s/ Erik Ulsteen
Erik Ulsteen
President, Chief Financial Officer, Secretary

Date:	November 20, 2013